Form 10-Q
period 2007-03-31
Churchill Ventures LTD
filed 2007-05-21
CIK 1367880

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period ended                                         to

Commission File Number: 333-135741

CHURCHILL VENTURES LTD.
(Exact name of registrant as specified in its charter)

Delaware	20-5113856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Revolutionary Road, Scarborough, New York	10510
(Address of principal executive offices)	(Zip Code)

(914) 762-2553
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                    Accelerated filer [   ]                                    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                              Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400 shares of common stock, par value $0.001 per share issued and outstanding as of May 21, 2007.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Condensed Statements of Operations for the three months ended March 31, 2007 and
	the period from June 26, 2006 (date of inception) to March 31, 2007	4

	Condensed Statements of Stockholders’ Equity for the three months ended March 31,	5
	2007 and the period from June 26, 2006 (date of inception) to December 31, 2006

	Condensed Statements of Cash Flows for the three months ended March 31, 2007 and	6
	the period from June 26, 2006 (date of inception) to March 31, 2007

	Notes to the Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	10
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Balance Sheets

	March 31,
	2007	December 31,
Assets	(Unaudited)	2006

Current assets
Cash and cash equivalents	$700,768	$91,439
Cash held in trust account available for operations	674	--
Prepaid expenses	152,130	--
Interest receivable	384,708	--
Total current assets	1,238,280	91,439

Cash held in trust account	107,506,928	--
Non-current asset	166,250	--
Deferred tax asset	6,915	--
Deferred offering costs	--	195,586
Total assets	$108,918,373	$287,025

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$54,292	$--
Accrued offering costs	152,351	32,400
Income tax payable	156,365	--
Note payable to affiliate	--	240,000
Total current liabilities	363,008	272,400

Deferred underwriting fee	3,772,272	--

Total liabilities	4,135,280	272,400

Common Stock, subject to possible conversion, 2,693,133 shares	21,490,637	--

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; none issued and	--	--
outstanding
Common Stock, $0.001 par value, 250,000,000 shares authorized; 16,597,400 shares issued and outstanding (which includes 2,693,133 shares subject to possible conversion); 3,125,000 shares issued and outstanding as of December
31, 2006	16,597	3,125
Additional paid-in capital	83,052,838	12,500
Earnings (loss) accumulated during the development stage	223,021	(1,000)
Total stockholders’ equity	83,292,456	14,625

Total liabilities and stockholders’ equity	$108,918,373	$287,025

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Operations

	For the period
	from June 26,
	2006	For the three
	(inception) to	months ended
	March 31, 2007	March 31, 2007
	(Unaudited)	(Unaudited)

Formation and operating costs	$15,120	$14,120
Net loss from operations	(15,120)	(14,120)
Other income - interest	387,746	387,746
Income before provision for income taxes	372,626	373,626
Provision for income taxes	(149,605)	(149,605)
Net income	$223,021	$224,021

Net income per share – basic		$0.03
Net income per share – diluted		$0.03

Weighted average shares outstanding – basic		7,765,493
Weighted average shares outstanding – diluted		8,888,343

Net income per share not subject to possible conversion - basic		$0.03
Net income per share not subject to possible conversion - diluted		$0.03

Weighted average shares outstanding not subject to possible conversion – basic		6,837,859
Weighted average shares outstanding not subject to possible conversion - diluted		7,960,708

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity
For the period from June 26, 2006 to March 31, 2007 (Unaudited)

				(Loss)
				Earnings
	Common Stock			Accumulated
			Additional	in the
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Initial capital from founding stockholders
for cash	3,250,000	$3,250	$13,000	$--	$16,250

Repurchase and retirement of common
stock	(125,000)	(125)	(500)	--	(625)

Net loss	--	--	--	(1,000)	(1,000)

Balance at December 31, 2006	3,125,000	3,125	12,500	(1,000)	14,625

Sale of private placement warrants –
February 28, 2007	--	--	5,000,000	--	5,000,000

Sale of 13,472,400 units at $8.00 per unit,
net of underwriter’s discount and offering
expenses (including 2,693,133 shares
subject to possible conversion) – March 9,
2007	13,472,400	13,472	99,530,974	--	99,544,447

Net proceeds subject to possible
conversion of 2,693,133 shares	--	--	(21,490,637)	--	(21,490,637)

Net income	--	--	--	224,021	224,021

Balance at March 31, 2007	16,597,400	$16,597	$83,052,838	$223,021	$83,292,456

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Cash Flows

	For the period
	from June 26,
	2006	For the three
	(inception) to	months ended
	March 31, 2007	March 31, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$223,021	$224,021
Deferred tax asset	(6,915)	(6,915)
Adjustments to reconcile net income to net cash used in operating activities
Changes in:
Prepaid expenses	(318,380)	(318,380)
Interest receivable	(384,708)	(384,708)
Accrued expenses	54,292	54,292
Income tax payable	156,365	156,365
Net cash used in operating activities	(276,325)	(275,325)

Cash flows from investing activities:
Cash held in trust account	(107,507,602)	(107,507,602)
Net cash used by investing activities	(107,507,602)	(107,507,602)

Cash flows from financing activities:
Proceeds from note payable to affiliate	240,000	--
Repayment of note to affiliate	(240,000)	(240,000)
Proceeds from public offering – net	103,469,070	103,469,070
Proceeds from private placement warrants	5,000,000	5,000,000
Deferred offering costs	--	163,186
Net proceeds from sale of stock to founding stockholders	16,250	--
Repurchase and retirement of common stock	(625)	--
Net cash provided by financing activities	108,484,695	108,392,256

Net increase in cash and cash equivalents	700,768	609,329

Cash and cash equivalents beginning of period	---	91,439

Cash and cash equivalents end of period	$700,768	$700,768

Supplemental Disclosures
Schedule of non-cash financing activities:

Accrued offering costs	$152,351	$119,951
Deferred underwriting discount, net conversion	3,772,272	3,772,272
Common Stock subject to possible conversion	21,490,637	21,490,637

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to Condensed Financial Statements

Note 1 – Basis of Reporting

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the period presented. The results of its operations for the period ended March 31, 2007 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2006 included in the Registration Statement of Churchill Ventures Ltd. on Form S-1, (File Number 333-135741), filed with the SEC on February 28, 2007. The Condensed Balance Sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

Note 2 — Organization and Nature of Business Operations

     Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     At March 31, 2007, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through March 31, 2007 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year end.

     The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on March 1, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 4) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007 the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of approximately $103,469,070. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

     The Company intends to focus on identifying target businesses in the technology, media and telecom industries in the United States, Europe and Israel that may provide significant opportunities for growth.

     Upon closing of the Public Offering, the Over-Allotment Option Exercise by the underwriters, and the private placement proceeds, $107,506,928 was placed in a trust account to be held until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the dissolution of the Company. The amount placed in the trust account consisted of certain Public Offerings proceeds as well as $3.77 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. However, the underwriters have waived their rights to the deferred underwriting discount with respect to those units held by public stockholders who vote against an initial business combination and who exercise their conversion rights with respect to their shares. Interest (net of taxes) earned on assets held in the trust account will remain in the trust. However, up to $1.35 million of the interest earned on the trust account (net of taxes payable on such interest) may be released to the Company to cover a portion of the Company's operating expenses.

     The Company will seek stockholder approval before it will effect any Business Combination. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders including all of the Company’s officers, directors and advisors have agreed to vote the shares of common stock then-owned by them in accordance with the majority of the shares of common stock voted by the Public Stockholders, defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 18 months has not yet passed since closing of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the Business Combination has not yet been consummated within such 24 month period), the Company may combine with another target business meeting the fair market value criterion described above.

     Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account including the deferred underwriter’s discount, and including any interest earned on their portion of the trust account, net of up to $1.35 million of the interest earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses and income taxes payable thereon if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

     The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not effect a Business Combination within 18 months after consummation of the Offering (or within 24 months from the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the Business Combination has not yet been consummated within such 24 month period). In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4.)

Note 3 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income per Common Share

     Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants to purchase 18,472,400 shares have been included in the calculation of the diluted shares outstanding.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

     The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $6,195.

     The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes.

Recently issued accounting pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

Note 4 — Public Offering

     On March 6, 2007, the Company sold to the public 12,500,000 Units at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00, or at the holder’s option via "cashless” exercise, during the period commencing the later of the completion of a Business Combination with a Target Business or March 1, 2008 and expiring March 1, 2011, unless earlier redeemed. The warrants will be redeemable at the Company's option, at a price of $0.01 per warrant upon 30 days written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

     In accordance with the Warrant Agreement related to the warrants (the “Warrant Agreement”), the Company is only required to use its best efforts to effect the registration of the shares of common stock underlying the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.

Additionally, in the event that a registration statement is not effective at the time, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised.

     On March 9, 2007 the Company sold an additional 972,400 Units pursuant to the Over-Allotment Option Exercise.

Note 5 — Note Payable to Affiliate and Related Party Transactions

     The Company issued on July 6, 2006 a $240,000 unsecured promissory note to Churchill Capital Partners LLC (“Churchill Capital”), an entity owned by our management. The note, which was non-interest bearing and payable on the consummation of the Public Offering, was fully repaid on March 6, 2007.

     The Company has agreed to pay $7,500 a month in total for office space and general and administrative services to Churchill Capital, commencing on March 1, 2007 and terminating upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution.

     On February 28, 2007, Churchill Capital purchased an aggregate of 5,000,000 warrants at a price of $1.00 per warrant from the Company. Churchill Capital has agreed that it will not sell or transfer these warrants until after the Company consummates a Business Combination.

Note 6 — Units

     On July 6, 2006, the Company issued 3,160,000 units to Churchill Capital for $15,800 in cash, an average purchase price of approximately $0.005 per unit. On September 4, 2006, the Company agreed with Churchill Capital to exchange the 3,160,000 units for 3,160,000 shares of common stock on September 5, 2006. The Company also retired 125,000 shares of the common stock issued to Churchill Capital and returned $625 to Churchill Capital to effect the reduction in the Company’s capital.

     On July 6, 2006, the Company issued 30,000 units each to two of its directors and one advisor for $150 in cash, at an average purchase price of approximately $0.005 per unit. On September 4, 2006, the Company agreed with those unitholders to exchange the 30,000 units for 30,000 shares of common stock.

      As of March 31, 2007, the Company has 16,597,400 shares of common stock outstanding.

Note 7 — Preferred Stock

     The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our financial statements and the related Notes to the financial statements.

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

General

     We were formed on June 26, 2006, to serve as a vehicle to effect a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     On March 6, 2007, we completed our Public Offering of 12,500,000 Units. On March 9, 2007, we closed the Over-Allotment Option Exercise for 972,400 Units. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00, or at the holder’s option via “cashless” exercise, during the period commencing the later of the completion of a Business Combination with a target business or March 1, 2008 and expiring on March 1, 2011, unless earlier redeemed. The Public Offering price of each Unit was $8.00, and we generated gross proceeds of approximately $107.8 million in the Offering and the Over-Allotment Option Exercise. Of the gross proceeds, we deposited approximately $107.5 million into a trust account maintained by JPMorgan Chase Bank, NA, as trustee, which includes approximately $3.77 million of the deferred underwriting discount and $5.0 million that we received from the issuance and sale of 5,000,000 warrants to Churchill Capital. The underwriters received approximately $3.77 million as their underwriting discount (excluding the deferred underwriting discount).

     The proceeds deposited in the trust account will not be released from the trust account until the earlier of (i) the completion of a Business Combination or (ii) the Company’s dissolution and implementation of a plan for the distribution of the Company’s assets except that there may be released to Company from the trust account interest income earned on the trust account balance to pay any income taxes on such interest and up to $1.35 million of the interest earned on the trust account may be released to the Company to cover a portion of its operating expenses. Except with respect to such interest, unless and until a business combination is consummated, the proceeds held in the trust account will not be available for Company’s use for any purpose, including expenses it may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. These expenses may be paid prior to a business combination only from the proceeds of the Offering and Over-Allotment Option Exercise not held in the trust account (initially $950,000) and $1.35 million of interest earned on the trust account, net of taxes, which may be released to the Company.

     Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2007, we earned approximately $387,746 in interest income of which approximately $3,037 was received and $384,708 was accrued.

     As of March 31, 2007, we had approximately $700,768 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

     For the quarter ended March 31, 2007, we paid or incurred an aggregate of approximately $14,120 in expenses for the premiums associated with our directors’ and officers’ liability insurance and other miscellaneous expenses.

     We believe that the funds available to us outside of the trust account and the $1.35 million of interest anticipated to be earned on the trust to be released to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this period, we anticipate incurring expenses for the following purposes:

—	payment of premiums associated with our directors and officers insurance;

—	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

—	due diligence and investigation of prospective target businesses;

—	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

—	structuring and negotiating a business combination, including the making of a down payment or the payment for exclusivity or similar fees and expense; and

—	other miscellaneous expenses.

Contractual Obligations and Commitments

     The Company is obligated to pay Churchill Capital a monthly fee of $7,500 for general and administrative services including office space, utilities and administrative support during the period commencing March 1, 2007 until the earlier of (i) the completion of our initial business combination and (ii) our dissolution.

     On July 6, 2006, we issued a $240,000 unsecured, non-interest bearing promissory note to Churchill Capital, which note was repaid out of the proceeds of our Public Offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having maturities of one hundred and eighty days or less.

Item 4. Control and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.                Exhibits.

Exhibit
Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

CHURCHILL VENTURES LTD.

Date:	May 21, 2007	By: /s/ Itzhak Fisher
——————————————
Itzhak Fisher
Principal Executive Officer

Date:	May 21, 2007	By: /s/ Elizabeth O’Connell
——————————————
Elizabeth O’Connell
Chief Financial Officer