Form 10-Q
period 2007-06-30
Churchill Ventures LTD
filed 2007-08-06
CIK 1367880

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400 shares of common stock, par value $0.001 per share issued and outstanding as of August 2, 2007.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Condensed Statements of Operations for the three and six months ended June 30, 2007,
	for the period from June 26, 2006 (date of inception) to June 30, 2006, and for the period	4
	from June 26, 2006 (date of inception) to June 30, 2007

	Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2007	5
	and the period from June 26, 2006 (date of inception) to December 31, 2006

	Condensed Statements of Cash Flows for the six months ended June 30, 2007, for the	6
	period from June 26, 2006 (date of inception) to June 30, 2006, and the period from June
	26, 2006 (date of inception) to June 30, 2007

	Notes to the Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	10
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Balance Sheets

	June 30,
	2007	December 31,
Assets	(Unaudited)	2006

Current assets
Cash and cash equivalents	$1,349,377	$91,439
Cash held in trust available for operations	42,399	--
Prepaid expenses	173,946	--
Interest receivable	444,439	--
Total current assets	2,010,161	91,439

Cash held in trust account	107,506,928	--
Non-current asset	110,682	--
Deferred tax asset	64,700	--
Deferred offering costs	--	195,586
Total assets	$109,692,471	$287,025

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$10,498	$--
Accrued offering costs	152,351	32,400
Income tax payable	234,922	--
Advance	14,492	--
Note payable to affiliate	--	240,000
Total current liabilities	412,263	272,400

Deferred underwriting fee	3,772,272	--

Total liabilities	4,184,535	272,400

Common Stock, subject to possible conversion, 2,693,133 shares	21,490,637	--

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; none issued and outstanding	--	--

Common Stock, $0.001 par value, 250,000,000 shares authorized; 16,597,400 shares issued and outstanding (which includes 2,693,133 shares subject to possible conversion); 3,125,000 shares issued and outstanding as of December 31, 2006	16,597	3,125
Additional paid-in capital	83,061,380	12,500
Earnings (loss) accumulated during the development stage	939,322	(1,000)
Total stockholders’ equity	84,017,299	14,625

Total liabilities and stockholders’ equity	$109,692,471	$287,025

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Operations

	For the period			For the period
	from			from
	June 26, 2006	For the six	For the three	June 26, 2006
	(inception) to	months ended	months ended	(inception) to
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$157,805	$156,805	$142,685	$--
Net loss from operations	(157,805)	(156,805)	(142,685)	--
Other income - interest	1,749,877	1,749,877	1,362,131	--
Income before provision for income taxes	1,592,072	1,593,072	1,219,446	--
Provision for income taxes	(652,750)	(652,750)	(503,145)	--
Net income	$939,322	$940,322	$716,301	$--

Net income per share –
basic		$0.08	$0.04	$ --
diluted		$0.06	$0.04	$ --

Weighted average shares outstanding –
basic		12,205,844	16,597,400	--
diluted		14,625,129	20,395,966	--

Net income per share not subject to possible conversion –
basic		$0.09	$0.05	$ --
diluted		$0.07	$0.04	$ --

Weighted average shares outstanding not subject to possible conversion –
basic		10,390,583	13,904,267	--
diluted		12,809,868	17,702,833	--

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity
For the period from June 26, 2006 to June 30, 2007

				(Loss)
				Earnings
				Accumulated
			Additional	in the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Initial capital from founding stockholders for cash – July 6, 2006	3,250,000	$3,250	$13,000	$--	$16,250

Repurchase and retirement of common stock – September 5, 2006	(125,000)	(125)	(500)	--	(625)

Net loss	--	--	--	(1,000)	(1,000)

Balance at December 31, 2006	3,125,000	3,125	12,500	(1,000)	14,625

Sale of private placement warrants – February 28, 2007	--	--	5,000,000	--	5,000,000

Sale of 13,472,400 units at $8.00 per unit, net of underwriter’s discount and offering expenses (including 2,693,133 shares subject to possible conversion) – March 9, 2007	13,472,400	13,472	99,539,517	--	99,552,989

Net proceeds subject to possible conversion of 2,693,133 shares	--	--	(21,490,637)	--	(21,490,637)

Net income for the six months ended June 30, 2007	--	--	--	940,322	940,322

Balance at June 30, 2007 (Unaudited)	16,597,400	$16,597	$83,061,380	$939,322	$84,017,299

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Cash Flows

	For the period		For the period
	from June 26,		from June 26,
	2006	For the six	2006
	(inception) to	months ended	(inception) to
	June 30, 2007	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$939,322	$940,322	$--
Deferred tax asset	(64,700)	(64,700)	--
Adjustments to reconcile net income to net cash used in
operating activities
Changes in:
Prepaid expenses	(284,628)	(284,628)	--
Interest receivable	(444,439)	(444,439)	--
Accrued expenses	10,498	10,498	--
Income tax payable	234,922	234,922	--
Advance	14,492	14,492	--
Net cash provided by operating activities	405,467	406,467	--

Cash flows from investing activities:
Cash held in trust account	(107,549,327)	(107,549,327)	--
Net cash used by investing activities	(107,549,327)	(107,549,327)	--

Cash flows from financing activities:
Proceeds from note payable to affiliate	240,000	--	--
Repayment of note to affiliate	(240,000)	(240,000)	--
Proceeds from public offering – net	103,477,612	103,477,612	--
Proceeds from private placement warrants	5,000,000	5,000,000	--
Deferred offering costs	--	163,186	--
Net proceeds from sale of stock to founding stockholders	16,250	--	--
Repurchase and retirement of common stock	(625)	--	--
Net cash provided by financing activities	108,493,237	108,400,798	--

Net increase in cash and cash equivalents	1,349,377	1,257,938	--

Cash and cash equivalents beginning of period	---	91,439	--

Cash and cash equivalents end of period	$1,349,377	$1,349,377	$--

Supplemental Disclosures
Schedule of non-cash financing activities:

Accrued offering costs	$152,351	$152,351	$--
Cash paid for income taxes	482,528	482,528	--
Deferred underwriting discount	3,772,272	3,772,272	--
Common Stock subject to possible conversion	21,490,637	21,490,637	--

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to Condensed Financial Statements

Note 1 – Basis of Reporting

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the period presented. The results of its operations for the period ended June 30, 2007 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2006 included in the Registration Statement of Churchill Ventures Ltd. on Form S-1, (File Number 333-135741), filed with the SEC on February 28, 2007. The Condensed Balance Sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

Note 2 — Organization and Nature of Business Operations

     Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     At June 30, 2007, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through June 30, 2007 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year end.

     The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on March 1, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 4) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007 the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of approximately $103,477,612. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

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

     Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account including the deferred underwriter’s discount, and including any interest earned on their portion of the trust account, excluding $1.35 million of the interest earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses and net of income taxes payable on such interest. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

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

     The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $64,700.

     The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes.

Recently issued accounting pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the six months ended June 30, 2007.

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

      As of June 30, 2007, the Company has 16,597,400 shares of common stock outstanding.

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

      Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and six months ended June 30, 2007, we earned approximately $1,362,131 and $1,749,877, respectively, in interest income of which approximately $917,692 and $1,305,438, respectively, was received and $444,439 was accrued. On June 5, 2007, the Company withdrew approximately $1,250,000 of interest earned on the funds held in the trust account.

     As of June 30, 2007, we had approximately $1,349,377 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

      For the three and six months ended June 30, 2007, we paid or incurred an aggregate of approximately $142,685 and $156,805, respectively, in expenses for the following purposes:

—	premiums associated with our directors and officers liability insurance;
—	expenses for due diligence and investigation of prospective target businesses;
—	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and
—	miscellaneous expenses.

    We believe that the funds available to us outside of the trust account and the balance of interest anticipated to be earned on the trust to be released to us will be sufficient to allow us to operate until March 2009, assuming that a business combination is not consummated during that time. Over this period, we anticipate incurring expenses for the following purposes:

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

Item 4. Control and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6. Exhibits.

Exhibit
Number	Exhibit Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

CHURCHILL VENTURES LTD.

Date:	August 6 , 2007	By:	/s/ Itzhak Fisher
——————————————
Itzhak Fisher
Principal Executive Officer

Date:	August 6, 2007	By:	/s/ Elizabeth O’Connell
——————————————
Elizabeth O’Connell
Chief Financial Officer