Form 10-Q
period 2007-09-30
Churchill Ventures LTD
filed 2007-11-14
CIK 1367880

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended to

Commission File Number: 001-33327

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400 shares of common stock, par value $0.001 per share issued and outstanding as of November 12, 2007.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the nine and three months ended
	September 30, 2007, for the period from June 26, 2006 (date of inception) to September	4
	30, 2007, for the period from June 26, 2006 (date of inception) to September 30, 2006,
	and for the three months ended September 30, 2006

	Unaudited Condensed Statements of Stockholders’ Equity for the nine months ended	5
	September 30, 2007 and the period from June 26, 2006 (date of inception) to December
	31, 2006

	Condensed Statements of Cash Flows for the nine months ended September 30, 2007,	6
	for the period from June 26, 2006 (date of inception) to September 30, 2006, and the
	period from June 26, 2006 (date of inception) to September 30, 2007

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	10
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Balance Sheets

	September 30,
	2007	December 31,
Assets	(Unaudited)	2006

Current assets
Cash and cash equivalents	$1,637,641	$91,439
Cash held in trust available for operations & income taxes	376,554	--
Prepaid expenses	167,509	--
Interest receivable	461,758	--
Total current assets	2,643,462	91,439

Cash held in trust account	107,534,544	--
Non-current asset	68,777	--
Deferred tax asset	127,565	--
Deferred offering costs	--	195,586
Total assets	$110,374,348	$287,025

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs	$--	$32,400
Income tax payable	330,203	--
Note payable to affiliate	--	240,000
Total current liabilities	330,203	272,400

Deferred underwriting fee	3,772,272	--
Total liabilities	4,102,475	272,400

Common Stock, subject to possible conversion, 2,693,133 shares	21,490,637	--
Interest attributable to common stock, subject to possible conversion (net of taxes
of $69,625 and $0, respectively)	100,193	--

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; none issued	--	--
and outstanding
Common Stock, $0.001 par value, 250,000,000 shares authorized; 16,597,400 shares issued and outstanding (which includes 2,693,133 shares subject to possible conversion); 3,125,000 shares issued and outstanding as of December
31, 2006	16,597	3,125
Additional paid-in capital	83,080,957	12,500
Earnings (loss) accumulated during the development stage	1,583,489	(1,000)
Total stockholders’ equity	84,681,043	14,625

Total liabilities and stockholders’ equity	$110,374,348	$287,025

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

	For the			For the
	period from			period from
	June 26,			June 26,
	2006	For the nine	For the three	2006		For the three
	(inception)	months	months	(inception)		months
	to	ended	ended	to		ended
	September	September	September	September		September
	30, 2007	30, 2007	30, 2007	30, 2006		30, 2006

Formation and operating costs	$312,133	$311,133	$154,328	$1,000		$--
Net loss from operations	(312,133)	(311,133)	(154,328)	(1,000)	-	--
Other income
Interest income- Trust	3,137,650	3,137,650)	1,400,813	--	-	--
Interest income- Other	28,877	28,877	15,837	--	-	--
Income before provision for income	2,854,394	2,855,394	1,262,322	--	-	--
taxes
Provision for income taxes	(1,170,712)	(1,170,712)	(517,962)	--	-	--
Net income	$1,683,682	$1,684,682	$744,360	$(1,000)		$--
Less: Interest income attributable to
2,693,133 common shares subject to
possible conversion (net of taxes of
$69,625, $69,625, $69,625, $0, and $0)	$(100,193)	$(100,193)	$(100,193)	$--		$--
Net income exclusive of 2,693,133
common shares subject to possible
conversion	$1,583,489	$1,584,489	$644,167	$(1,000)		$--

Total net income per share –
Basic		$0.12	$0.04	$0.00		$0.00
Diluted		$0.10	$0.04	$0.00		$0.00

Total weighted average shares
outstanding –
Basic		13,685,782	16,597,400	2,881,443		3,038,043
Dilutive effect of warrants		2,939,825	3,946,266	--		--
Diluted		16,625,607	20,543,666	2,881,443		3,038,043

Income per share subject to conversion		$0.05	$0.04	--		--
Weighted average maximum number
of shares outstanding subject to
possible conversion		2,111,100	2,693,133	--		--

Net income per share not subject to
possible conversion –
Basic		$0.15	$0.05	$0.00		$0.00
Diluted		$0.12	$0.04	$0.00		$0.00

Weighted average shares outstanding
not subject to possible conversion –
Basic		11,574,682	13,904,267	2,881,443		3,038,043
Dilutive effect of warrants		2,939,825	3,946,266	--		--
Diluted		14,514,507	17,850,533	2,881,443		3,038,043

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity
For the period from June 26, 2006 to September 30, 2007

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

Sale of 13,472,400 units at $8.00 per unit,
net of underwriter’s discount and offering
expenses (including 2,693,133 shares
subject to possible conversion) – March 9,
2007	13,472,400	13,472	99,559,094	--	99,572,566

Net proceeds subject to possible
conversion of 2,693,133 shares	--	--	(21,490,637)	--	(21,490,637)

Accretion of trust fund relating to common
stock subject to possible conversion for
the nine months ended September 30,
2007 (net of taxes of $69,625)	--	--	--	(100,193)	--

Net income for the nine months ended
September 30, 2007	--	--	--	1,684,682	1,684,682

Balance at September 30, 2007
(Unaudited)	16,597,400	$16,597	$83,080,957	$1,583,489	$84,681,043

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Cash Flows

	For the period		For the period
	from June 26,		from June 26,
	2006	For the nine	2006
	(inception) to	months ended	(inception) to
	September 30,	September 30,	September 30,
	2007	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$1,683,682	$1,684,682	$(1,000)
Deferred taxes	(127,565)	(127,565)	--
Adjustments to reconcile net income to net cash
used in operating activities
Changes in:
Prepaid expenses	(236,286)	(236,286)	--
Interest receivable	(461,758)	(461,758)	--
Income tax payable	330,203	330,203	--
Net cash provided (used) by operating activities	1,188,276	1,189,276	(1,000)

Cash flows from investing activities:
Cash held in trust account	(107,911,098)	(107,911,098)	--
Net cash used by investing activities	(107,911,098)	(107,911,098)	--

Cash flows from financing activities:
Proceeds from note payable to affiliate	240,000	--	240,000
Repayment of note to affiliate	(240,000)	(240,000)	--
Proceeds from public offering – net	103,344,838	103,344,838	--
Proceeds from private placement warrants	5,000,000	5,000,000	--
Deferred offering costs	--	163,186	(136,348)
Net proceeds from sale of stock to founding
stockholders	16,250	--	16,250
Repurchase and retirement of common stock	(625)	--	(625)
Net cash provided by financing activities	108,360,463	108,268,024	119,277

Net increase in cash and cash equivalents	1,637,641	1,546,202	118,277

Cash and cash equivalents beginning of period	--	91,439	--

Cash and cash equivalents end of period	$1,637,641	$1,637,641	$118,277

Supplemental Disclosures
Schedule of non-cash financing activities:
Deferred operating costs	$--	$--	$42,600
Accrued offering costs	--	--	42,600
Cash paid for income taxes	968,073	968,073	--
Deferred underwriting discount	3,772,272	3,772,272	--
Common Stock subject to possible conversion	21,490,637	21,490,637	--

The accompanying notes are an integral part of these condensed financial statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to Condensed Financial Statements

Note 1 – Basis of Reporting

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the periods presented. The results of its operations for the period ended September 30, 2007 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2006 included in the Registration Statement of Churchill Ventures Ltd. on Form S-1, (File Number 333-135741), filed with the SEC on February 28, 2007. The Condensed Balance Sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

Note 2 — Organization and Nature of Business Operations

     Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     At September 30, 2007, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through September 30, 2007 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year end.

     The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on March 1, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 5) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007 the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of $103,344,838. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

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

Net Income per Common Share

     Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The Company’s statement of operations includes a presentation of earnings per share subject to possible conversion in a manner similar to the two-class method of earnings per share.

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

     The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $127,565.

     The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes.

Recently issued accounting pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the nine months ended September 30, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (June 26, 2006), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

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

      Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three and nine months ended September 30, 2007, we earned approximately $1,416,650 and $3,166,527, respectively, in interest income of which approximately $954,892 and $2,704,769, respectively, was received and $461,758 was accrued. On June 5, 2007, the Company withdrew approximately $1,250,000 of interest earned on the funds held in the trust account, and on September 13, 2007, the Company withdrew a further $1,021,723 of interest earned on the funds held in the trust account. The Company used $968,073 of those withdrawn funds to pay estimated income taxes due on the interest earned on the trust funds, and released the remaining $1,303,650 of those withdrawn funds to the Company as part of the $1.35 million of interest earned on the trust account which may be released to the Company to cover a portion of its operating expenses.

      As of September 30, 2007, we had approximately $1,683,992 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

      For the three and nine months ended September 30, 2007, we paid or incurred an aggregate of approximately $154,328 and $311,133, respectively, in expenses for the following purposes:

–	premiums associated with our directors and officers liability insurance;
–	expenses for due diligence and investigation of prospective target businesses;
–	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and
–	miscellaneous expenses.

     We believe that the funds available to us outside of the trust account and the balance of interest anticipated to be earned on the trust to be released to us will be sufficient to allow us to operate until March 2009, assuming that a business combination is not consummated during that time. Over this period, we anticipate incurring expenses for the following purposes:

–	payment of premiums associated with our directors and officers insurance;
–	due diligence and investigation of prospective target businesses;
–	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
–	structuring and negotiating a business combination, including the making of a down payment or the payment for exclusivity or similar fees and expense; and
–	other miscellaneous expenses.

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

Item 4. Control and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHURCHILL VENTURES LTD.

Date: November 14, 2007	By:	/s/ Itzhak Fisher
Itzhak Fisher
Principal Executive Officer

Date: November 14, 2007	By:	/s/ Elizabeth O’Connell
Elizabeth O’Connell
Chief Financial Officer