Form 10-K
period 2007-12-31
Churchill Ventures LTD
filed 2008-03-18
CIK 1367880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

—————————
FORM 10-K
—————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-135741

—————————
CHURCHILL VENTURES LTD.
(Exact Name of Registrant as Specified in Its Charter)
—————————

DELAWARE	20-5113856
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

50 REVOLUTIONARY ROAD	10510
SCARBOROUGH, NEW YORK	(Zip Code)
(Address of Principal Executive Office)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 762-2553

—————————

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class

Common Stock, par value $0.001 per share

     Warrants, each exercisable for one share of Common Stock

Units, each consisting of one share of Common Stock and one Warrant

—————————

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐      Accelerated filer     ☐Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

     The aggregate market value of the voting or non-voting equity held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2007, as reported on the American Stock Exchange, was approximately $103.1 million.

     The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 16,597,400.

     In determining the market value of the voting or non-voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

Item 1.  Business

     Churchill Ventures Ltd. is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an unidentified operating business in the communications, media or technology industries.

     On March 6, 2007, we consummated our initial public offering of 12,500,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, at $8.00 per unit, generating gross proceeds of $100 million, net of underwriting discounts and commissions (including approximately $3.8 million of deferred underwriting discounts and commissions placed in a trust account pending completion of a business combination). In addition, on March 6, 2007, Banc of America LLC, the underwriter of our initial public offering, exercised a portion of its over-allotment option for an additional 972,400 units, which closed on March 9, 2007, generating proceeds of approximately $7.8 million. Prior to that, on February 28, 2007, we consummated a private placement of 5,000,000 warrants, which we refer to as the “sponsor warrants,” each to purchase one share of our common stock at an exercise price of $6.00 per share, to Churchill Capital Partners LLC, an entity owned and controlled by our officers, for an aggregate purchase price of $5 million.

     Approximately $107.5 million of the proceeds of our initial public offering (including over-allotment exercise) and the sale of the sponsor warrants (including deferred underwriting discounts and commissions of approximately $3.8 million) was placed in a trust account subsequent to completion of our initial public offering. Our initial business combination must be with one or more target businesses whose fair market value, individually or collectively, is equal to at least 80.0% of our net assets (all of our assets, including the funds held in the trust account excluding the deferred underwriting discount and commission of $3.8 million, less our liabilities) at the time of such business combination. This may be accomplished by identifying and acquiring a single business or multiple operating businesses, which may or may not be related, contemporaneously. Such 80.0% refers to the total fair market value of the target business or businesses acquired by us. In the event that our initial business combination is structured such that we acquire less than 100% of the target business or businesses, the interest acquired by us must have a fair market value, individually or collectively, equal to at least 80.0% of our net assets.

     Prior to March 1, 2007, our activities were limited to organizational activities and activities related to our initial public offering. Since the completion of our initial public offering, we have been engaged in a search for one or more target businesses in the communications, media or technology industries with which to effect a business combination. We have and will continue to evaluate target businesses located anywhere in the world, although our focus has been businesses located in North America, Europe and Israel. We have not conducted any business activities not related or incident to the foregoing. We have not generated any revenue from any business activity (other than interest earned on funds on deposit).

Effecting A Business Combination

     Selection Of A Target Business And Structuring Of A Business Combination

     We have identified the following criteria that we believe are important and that we use in evaluating business combination opportunities. While management utilize these criteria in evaluating business combination opportunities, no individual criterion is intended to be determinative to a decision to pursue a particular opportunity, and a particular business combination opportunity which management ultimately determines to pursue may not satisfy one or more of these criteria:

•	Established businesses with cash flow – We intend to target financially stable companies or companies not in the development stage, although in exceptional cases we may complete a business combination with a company that does not meet such criteria.

•	Proprietary acquisition opportunities – We intend to rely on our relationships and access to potential acquisitions to facilitate a transaction which may take place in, but not be limited to, any of the United States, Europe and Israel.

•	Competitive technology, media or communications platforms – We will seek to acquire businesses with well-developed and innovative technology that can be further leveraged across other business lines or geographies.

•	Capacity to be an industry consolidator – We will favor businesses in industry sectors that have the potential for consolidation through future acquisitions that are synergistic with our initial business combination. This may provide an opportunity to grow not only through organic expansion, but through the acquisition of complementary businesses following our initial business combination.

•	Potential to enhance value through applied improvements – We will favor businesses that are presently underperforming with the potential to increase their performance substantially through changes in operations or strategy. Examples of situations in which such businesses may be found include businesses with weak management, undercapitalized businesses, businesses with strong technology but weak ability to exploit it, and businesses that are a part of, but not critical to, larger enterprises.

     In addition to the foregoing criteria of selecting a prospective target business, our management will consider, among other factors, the following:
•	financial condition and results of operations, to determine the desirability of a business combination and the proper valuation of any transaction;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination, including a business combination with a financially unstable, early stage or unestablished company will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will consider whether the target business’ current management should remain with us following the business combination, assessing their experience and skill set. If we believe that it would be in the best interest of the combined company post-business combination, we would seek to negotiate with the target’s management team. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title or claim to any monies held in the trust account. If any prospective target business refuses to execute such an agreement, it is unlikely that we would continue negotiations with such target business due to the possibility that such target business would seek to bring a claim against the trust account.

     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

     We have entered into an agreement with Banc of America Securities, LLC dated as of January 24, 2008, to serve as our financial advisor in connection with any proposed business combination. That agreement includes a minimum fee payable to Banc of America of $4 million upon the consummation of any business combination, with further fees payable for transactions above $500 million in value. Banc of America also served as our underwriter in our initial public offering and deferred a portion of its underwriting discounts and commissions, which amount is in a trust account pending completion of a business combination.

Fair Market Value Of Target Business

     Our initial business combination must be with one or more target businesses whose fair market value, individually or collectively, is equal to at least 80.0% of our net assets (all of our assets, including the funds held in the trust account excluding the deferred underwriting discount and commission of $3.8 million, less our liabilities) at the time of such business combination. This may be accomplished by identifying and acquiring a single business or multiple operating businesses, which may or may not be related, contemporaneously. Such 80.0% refers to the total fair market value of the target business or businesses acquired by us, provided, however, that in the event that we acquire less than 100% of the target business or businesses, the interest acquired by us, must have a fair market value, individually or collectively, equal to at least 80.0% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities to the sellers of such business and/or seek to raise additional funds through an offering of our debt or equity securities. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community as applicable and appropriate in the valuation of target business in the industry of any target business considered by us, such as the following: comparative company analysis, including, without limitation, earnings, earnings before interest, taxes, depreciation, and amortization, revenue, equity, and assets; industry analysis based upon then current trends, historical growth, and other relevant industry statistics; forecasted financial data, such as sales, earnings, and cash flow; and other relevant indicia of value.

Opportunity For Stockholder Approval Of Our Initial Business Combination

     Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for our initial business combination, all of our stockholders who held stock prior to our initial public offering have agreed to vote their shares of common stock then-owned by them in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with a business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and only if public stockholders owning less than 20% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination. Voting against the combination alone will not result in conversion of shares into a pro rata share of the trust account.

Conversion Rights

     At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of the deferred underwriting discount and any interest (net of up to $1.35 million of the interest earned on the trust account, which has been released to us to cover a portion of our operating expenses and net of taxes payable on the interest income of the funds held in the trust account calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 20.0% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

     The initial conversion price will be approximately $8.00 per share and as this may be less than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Competition

     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies seeking to carry out a similar business plan. Our management believes, however, that our status as a public entity and potential access to the U.S. public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

     We currently maintain our executive offices at 50 Revolutionary Road, Scarborough, New York 10510. The cost for this space is included in the $7,500 per-month fee which Churchill Capital Partners LLC charges us for general and administrative services pursuant to a letter agreement between us and Churchill Capital Partners LLC. We believe that, based on rents and fees for similar services in the New York, New York metropolitan area, the fee charged by Churchill Capital Partners LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

     We have four officers. These individuals are not obligated to devote any specific number of hours to our business and devote only as much time as they deem necessary to our business. We do not have any full time employees.

Legal Proceedings

     To the knowledge of management, there is no material litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 1A.  Risk Factors

Risks Related To Our Business

We are a newly formed, development stage company with a limited operating history and no revenues from operations, and you have no basis on which to evaluate our ability to achieve our business objective.

     We are a recently formed development stage company with limited operating results. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning a business combination and may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the funds not held in trust and interest income earned of $1.35 million on the balance of the trust account that has been released to us to fund our working capital requirements (net of taxes) in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

If we do not consummate a business combination, we will dissolve and liquidate and distribute the trust account. Our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

     Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after March 6, 2007, the date we consummated our initial public offering, or within 24 months after March 6, 2007 if the extension criteria described below in this risk factor have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. Upon dissolution, after paying for or reserving for payment of our liabilities (from assets outside the trust account and, if necessary, within the trust account) we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, including the deferred underwriting discount and interest income earned on the trust account (net of up to $1.35 million of the interest earned on the trust account which has been released to us to cover a portion of our operating expenses and net of income taxes). The per-share distribution may be less than $8.00. If we were to expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account any interest earned on the trust account or interest income released for taxes or operating expenses, the initial per share liquidation price would be $8.00, assuming that amount was not further reduced by claims of creditors. We cannot assure you that the actual per share liquidation price will not be less than $8.00. In the event that our board of directors recommends and our stockholders approve our dissolution and the distribution of our assets and it is subsequently determined that our reserves for claims and liabilities to third parties are insufficient, stockholders who receive funds from our trust account would be liable up to such amounts to creditors. Furthermore, there will be no distribution from the trust account with respect to our warrants which will expire worthless.

     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after March 6, 2007, the date we consummated our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate that transaction within the permitted time period our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will remit the proceeds to our transfer agent for distribution to our public stockholders as part of our dissolution and plan of distribution. Concurrently, we intend to pay, or reserve for payment, from funds not held in the trust account, our liabilities and obligations. However, we cannot assure you that there will be sufficient funds for such purpose.

     We are also unable to predict the amount of time that would be required to complete the procedures necessary for our dissolution, and substantial delays may result.

If we are unable to cover our operating expenses for at least 24 months following our initial public offering, we may be unable to complete a business combination.

     We believe that the funds available to us outside of the trust account and the $1.35 million of interest earned on the trust released to us will be sufficient to allow us to operate for at least 24 months following March 6, 2007, the date we consummated our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not being placed in the trust account and the $1.35 million released to us to pay fees to consultants to assist us with our search for a target business. Additionally, we could use a portion of the funds not being placed in the trust account and the $1.35 million released to us as a down payment or to fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

You are not entitled to protections normally afforded to investors of blank check companies.

     As the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5 million, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share price received by stockholders upon our dissolution could be less than $8.00 per share.

     Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or that any such agreements, if executed, will be enforceable, and it is not a condition to our doing business with anyone. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders, and the per-share price upon our dissolution could be less than the initial $8.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account and net of up to $1.35 million of the interest earned on the trust account which has been released to us to cover a portion of our operating expenses), due to claims of such creditors.

     Additionally, if we are forced to file a bankruptcy case or an involuntary case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account the per share liquidation distribution would be less than the initial $8.00 per share held in the trust account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them, regardless of when such claims are filed.

     We cannot assure you that third parties will not seek to recover from the assets distributed to our public stockholders any amounts owed to them by us. Under the DGCL, our stockholders could be liable for any claims against the company to the extent of distributions received by them in dissolution. Further, because our amended and restated certificate of incorporation provides that we distribute our assets in accordance with Section 281(b) rather than Sections 280 and 281(a), any such liability of our stockholders would extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution. The limitations on stockholder liability under the Delaware General Corporation Law, or DGCL, for claims against a dissolved corporation are determined by the procedures that a corporation follows for distribution of its assets following dissolution. If we complied with the procedures set forth in Sections 280 and 281(a) of the DGCL (which would include, among other things, a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, an additional

150-day waiting period before any liquidating distributions are made to stockholders, as well as review by the Delaware Court of Chancery) our stockholders would have no further liability with respect to claims on which an action, suit or proceeding is begun after the third anniversary of our dissolution. However, in accordance with our intention to dissolve and distribute our assets to our stockholders as soon as reasonably possible after dissolution, our amended and restated certificate of incorporation provides that we will comply with Section 281(b) of the DGCL instead of Sections 280 and 281(a). Accordingly, our stockholders’ liability would extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate, and distribute our assets to our public stockholders.

     We will promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 18 months after March 6, 2007, the date we consummated our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not yet been consummated within such 24-month period).

     However, pursuant to Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the SEC and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months.

     As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders’ meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to holders of our common stock sold in our initial public offering, and these funds will not be available for any other corporate purpose. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for the dissolution and distribution.

Because we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

     Because we have not yet selected a target business with which to engage in a business combination, we and our investors have no current basis to evaluate the possible merits or risks of the target business’ operations. While we do not intend to target financially unstable companies or companies in the development stage, to the extent we complete a business combination with such a company, we may be affected by numerous risks inherent in the business operations of those entities. We would consider a company to be financially unstable if, for example, a substantial portion of its cash flow were dedicated to its debt service obligations or its expected capital expenditure requirements exceeded the ability of the target business to fund them. In addition, we would consider a business to be in its early stages of development or growth if it is newly formed and is in the process of developing its initial technologies, processes, services, or products. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business. Subject to the limitations that a target business must be in the communications, media or technology industries and have a fair market value of at least 80.0% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

As we will favor underperforming companies as business combination opportunities, we may be subject to the additional risks associated with the financial and operational condition of underperforming companies.

     As we evaluate business combination opportunities, we intend to favor underperforming companies that we believe have the potential to increase their performance substantially through changes in operations or strategy. As a result, following the consummation of any such business combination, we may be subject to additional risks that would not exist if we were to consummate a business combination with companies that are not underperforming. These risks may relate to, among other things, the following:

•	the potentially weak financial, operational and/or strategic position of the underperforming company;

•	identification and retention of individuals with the requisite skills and experience to replace the existing management of the acquired company;

•	dedication of substantial resources to restructuring the operations and finances of the acquired company;

•	development of strategic business initiatives, including, without limitation, sales and marketing plans and research and development plans, as well the identification of individuals or third parties capable of executing those initiatives; and

•	restructuring the acquired company’s operations to improve its business model, financial condition, and results of operations.

     To address each of the foregoing risks, we will be required to dedicate substantial financial and human resources which would otherwise be used by us to expand a business following the business combination, which may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

     Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	$107.5 million of the proceeds from our initial public offering and the private placement and the deferred underwriting discount shall be placed into the trust account, which funds may not be disbursed from the trust account except (i) interest income earned on the trust account balance to pay any income taxes on such interest and (ii) up to $1.35 million of interest earned on the trust account, which has been released to us to cover a portion of our operating expenses, in connection with our initial business combination and upon our dissolution or as otherwise permitted in the amended and restated certificate of incorporation;

•	prior to the consummation of our initial business combination, we will submit the business combination to our stockholders for approval;

•	we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by the public stockholders and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•	if our initial business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus, our purpose and powers will be limited to dissolving, liquidating and winding up, and then distributing to all of our public stockholders their pro rata share of the trust account; and

•	we may not consummate our initial business combination unless it meets the conditions specified in the prospectus for our initial public offering, including the requirement that the business combination must be with an operating business whose fair market value is equal to at least 80.0% of our net assets at the time of the acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities).

     Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.

There are a significant number of other blank check companies seeking business combination opportunities with whom we will be competing, which may make a business combination more difficult to find or to consummate on attractive terms.

     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies seeking to carry out a similar business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders that vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire an operating business that has a fair market value equal to at least 80.0% of our net assets at the time of such business acquisition (all of our assets, including the funds held in the trust account other than the deferred underwriting discount, less our liabilities), could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to dissolve and distribute our assets. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 19.99% of our public shareholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

     Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. We presently have 214,930,200 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 25,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our securities; and

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock.

We may issue debt securities or otherwise incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition.

     Although we have no commitments as of the date of this prospectus to issue any debt securities, or to otherwise incur additional debt, we may choose to incur substantial debt to complete a business combination. If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

     Our ability to effect a business combination will be dependent upon the efforts of our executive officers. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our officers and directors to remain associated with us following a business combination, they do not intend to assume the day-to-day operational management of our target business, and the precise role of our officers and directors will be the subject of negotiation in any business combination. We anticipate that the continuing association with us by our existing officers and directors following a business combination will focus on strategic and transactional activities, particularly activities relating to formulating and executing growth and expansion strategies and further business combinations. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate this point as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain associated with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction by means of the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. Notwithstanding the foregoing, if the target company possesses adequate management, the ability or likelihood of any of our officers or directors to continue to be associated with us following the consummation of a business combination will be one of, but not the determining factor as to whether a particular business combination opportunity will be considered by us or presented to our stockholders for approval.

     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

We will have only limited ability to evaluate the management of the target business.

     Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies.

     In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

We will probably complete only one business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.

     Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $3.8 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.8 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the private placement of the sponsor warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments. Specifically, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination and result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

     In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

     We will encounter intense competition from entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to convert into cash the shares of common stock held by public stockholders who elect conversion may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.8 million) at the time of such combination.

     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Our current management may have a conflict of interest in connection with negotiating the terms of our initial business combination.

     Since our current management may negotiate the terms of our initial business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in attempting to negotiate terms that are favorable to our public stockholders in the acquisition agreement at the same time that they are negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise their fiduciary duty to negotiate terms in the acquisition agreement that are in the best interests of our public stockholders, management may fail to satisfy this fiduciary duty if they concurrently negotiate terms in their employment or consulting agreements that are unduly favorable to them.

     Our stockholders holding stock prior to the initial public offering, including all of our officers and directors, will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not held in the trust account and up to $1.35 million of interest earned on the trust account released to us to cover a portion of our operating expenses, unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business, and thus there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could impact on our ability to consummate a business combination.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impact our ability to consummate a business combination. For a complete discussion of the potential conflicts of interest that you should be aware of, see the section below entitled “Management—Conflicts Of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

Some of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us. Itzhak Fisher, our chairman, is executive chairman of Nielsen Online, the internet-focused division of The Nielsen Company; Yair Segev, one of our directors, is a Vice President of Nielsen Online; Mark Hirschhorn, one of our directors, is Vice President and Chief Financial Officer of Radio Computing Services, Inc.; and Nir Tarlovsky, our Executive Vice President, Business Development, is a director of AdsMarket G.M. Ltd., an online advertising business. Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management—Directors And Executive Officers” and “Management—Conflicts Of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our significant stockholders, conflicts of interest could arise.

     The Nielsen Company, with which Messrs. Fisher and Segev are affiliated, Radio Computing Services, Inc., with which Mr. Hirschhorn is affiliated, and AdsMarket G.M. Ltd., with which Mr. Tarlovsky is affiliated, are in the communications, media and technology industry. Our existing officers and directors are not currently aware of any specific opportunities to consummate a business combination with The Nielsen Company, Radio Computing Services, or AdsMarket, whether by the sale of assets, spin-off, divestiture or otherwise. We would, however, consider seriously such a transaction if any such opportunity were presented to us. If we became aware of and pursued an opportunity to seek a business combination with a target business with which one or more of our existing officers and directors may be affiliated, now or in the future, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination.

     For a discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management—Directors And Executive Officers” and “Management—Conflicts Of Interest.”

All of our officers and directors beneficially own shares of, and warrants to purchase, our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

     All of our officers and directors own stock and, in some cases, warrants in our company, either directly or indirectly, but have waived their right to receive distributions upon our dissolution. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and in timely completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

     When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     Although we believe that our cash on hand will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If our cash on hand proves to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing is unavailable when needed to consummate a particular business combination, we will be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may stall the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Certain of our stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder votes in a manner that is not favorable to our public stockholders.

     Our officers, directors and special advisor directly or indirectly collectively own approximately 20.0% of our issued and outstanding shares of common stock. Churchill Capital Partners LLC also owns sponsor warrants to purchase a further five million shares of common stock, which if exercised will further increase such stockholders’ ability to control us. At any annual or special meeting of stockholders that addresses any matter other than a business combination, such stockholders, because of their ownership position, will have considerable influence regarding the outcome. Although such stockholders have agreed that they will vote on a proposed business combination in accordance with the majority of shares of common stock voted by our public stockholders, we cannot assure you that such stockholders will not vote their shares on other matters in a manner that does not favor our public stockholders.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

     In connection with our initial public offering, as part of the units, we issued warrants to purchase 13,472,000 shares of common stock. Churchill Capital Partners LLC, our principal stockholder, purchased a further 5,000,000 sponsor warrants in the private placement. To the extent that we desire to issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the sponsor warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you will experience dilution in your holdings.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

     We may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Even in the event that our warrants become exercisable, you may be unable to exercise your warrants when desired, and, therefore, you may receive no value for your warrants if redeemed by us, or your warrants may expire worthless.

The warrants issued as part of our units will become exercisable on the later of:

•	the completion of a business combination with a target business, and

•	March 1, 2008.

     Notwithstanding the occurrence of either such event, we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so and, if we do not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and in no circumstances will we be required to cash settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

If certain of our stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

     Churchill Capital Partners LLC and Messrs. Baxter, Brosh and Weisschädel (our former director) are entitled to demand that we register the resale of their shares (including sponsor warrants purchased in the private placement and the shares underlying the sponsor warrants) at any time, subject to the transfer restrictions imposed by the lock-up agreements entered into in connection with our initial public offering. If such stockholders exercise their registration rights with respect to all of their shares and sponsor warrants (including the shares that are issuable upon exercise of the sponsor warrants acquired in the private placement), then there may be an additional 8,110,000 shares of common stock eligible for trading in the public market, which will dilute the value of your shares. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

     In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity date of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we are deemed to be subject to this Act, compliance with these additional regulatory burdens would require additional expenses for which we have not accounted.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

     Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at the time of our business combination. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant consequences including:

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If the private placement was not conducted in compliance with applicable law, Churchill Capital Partners LLC may have the right to rescind its purchase of the sponsor warrants, which may require us to refund an aggregate of $5,000,000 to Churchill Capital Partners LLC.

     Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the sponsor warrants should have been registered under the Securities Act of 1933 and applicable blue sky laws. Although Churchill Capital Partners LLC has waived its right, if any, to rescind the sponsor warrants purchase as a remedy to our failure to register these securities, the waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If Churchill Capital Partners LLC brings a claim against us and successfully asserts rescission rights, we may be required to refund an aggregate of $5 million, plus interest, to it, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our dissolution.

Risks Related To Doing Business Outside The United States

Because we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

     If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

     A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Risks related to the communications, media or technology industries

     We believe that the following risks will apply to us following the completion of a business combination with a target business in the communications, media or technology industries.

The speculative nature of the communications, media or technology industries may negatively impact our results of operations.

     Certain segments of the communications, media or technology industries are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular platform, service or product depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternatives, the public receptivity, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, our operations may be adversely affected.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

     If we are successful in acquiring a target business and the target business is the owner of patents, trademarks, copyrights and other intellectual property as is often the case in our target industries, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

     If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

We may not be able to comply with government regulations that may be adopted with respect to the communications, media or technology industries.

     Certain segments of the communications, media or technology industries have historically been subject to substantial regulation internationally and domestically at the Federal, state and local levels. In the past, the regulatory environment, particularly with respect to the communications industry has been fairly stringent. We cannot assure you that regulations currently in effect or adopted in the future will not cause us to modify or cease any of the operations then being conducted by a target business that we acquire.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     The statements contained in this filing that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	expectations about the trends in future development of our target industries;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements and other financial benefits;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not held in the trust account; or

•	our financial performance.

     The forward-looking statements contained in this filing are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

     We do not own any real estate or other physical properties. Our headquarters are located at 50 Revolutionary Road, Scarborough, NY 10510. We currently pay no rent for the use of our office facilities, which have been arranged by Churchill Capital Partners LLC, an entity wholly owned and controlled by our officers; however, we have agreed to pay Churchill Capital Partners LLC a monthly fee of $7,500 for office space and administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.  Legal Proceedings

     We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Our units, which consist of one share of our common stock, par value $.001 per share, and one warrant to purchase an additional share of our common stock, trade on the American Stock Exchange under the symbol “CHV.U.” Our common stock has traded separately on the American Stock Exchange under the symbol “CHV” since March 16, 2007. Our warrants have traded separately on the American Stock Exchange under the symbol “CHV.WS” since March 16, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or March 1, 2008. Our warrants will expire on March 1, 2011, or earlier upon redemption.

     The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices for the Company’s units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units (AMEX: CHV.U)

Quarter ended	High	Low
December 31, 2007	$8.39	$8.05
September 30, 2007	8.61	8.21
June 30, 2007	8.65	8.03
March 31, 2007 (1)	8.10	8.00
————
(1)	Represents the high and low sale prices for our units from our initial public offering on March 1, 2007 through March 31, 2007.

Common Stock (AMEX: CHV)

Quarter ended	High	Low
December 31, 2007	$7.70	$7.58
September 30, 2007	7.78	7.56
June 30, 2007	7.75	7.44
March 31, 2007 (1)	7.45	7.41
————
(1)	Represents the high and low sale prices for our shares of common stock from March 16, 2007, the date that our common stock first became separately tradable, through March 31, 2007.

Warrants (AMEX: CHV. WS)

Quarter ended	High	Low
December 31, 2007	$0.78	$0.62
September 30, 2007	1.05	0.78
June 30, 2007	1.05	0.65
March 31, 2007 (1)	0.67	0.65
————
(1)	Represents the high and low sale prices for our warrants from March 16, 2007, the date that our warrants first became separately tradable, through March 31, 2007.

Holders of Common Equity

     As of March 6, 2008, we had 120 stockholders of record of our outstanding common stock, 216 holders of record of our outstanding units, and 111 holders of record of our outstanding warrants.

Dividends

     We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

     The following graph compares the cumulative total return for our common stock from March 16, 2007, the date our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on March 16, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

	3/16/07	3/31/07	6/30/07	9/30/07	12/31/07
Churchill Ventures	$100.00	$100.54	$103.38	$103.18	$103.11
S&P 500	$100.00	$102.44	$108.39	$110.08	$105.87
Dow Jones Industrial Average	$100.00	$102.01	$110.72	$114.74	$109.53

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

     On July 11, 2006, we entered into a Unit Purchase Agreement with Churchill Capital Partners LLC (the “Unit Purchase Agreement”) for the sale of 500,000 units for an aggregate purchase price of $4,000,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Unit Purchase Agreement was terminated and we and Churchill Capital Partners LLC entered into a Warrant Purchase Agreement, dated September 5, 2006, pursuant to which Churchill Capital Partners LLC agreed to acquire 4,000,000 warrants for a purchase price of $4,000,000. Accordingly, to the extent the sponsor warrants are deemed to be exchanged for the units under the Unit Purchase Agreement, we are relying on the exemption from registration provided under Sections 3(a)(9) and 4(2) of the Securities Act. We and Churchill Capital Partners LLC entered into a Supplemental Warrant Purchase Agreement, dated February 9, 2007, pursuant to which Churchill Capital Partners LLC agreed to acquire 1,000,000 warrants for a purchase price of $1,000,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On July 6, 2006, we entered into a Subscription Agreement with Churchill Capital Partners LLC for the sale of 3,160,000 units for a purchase price of $15,800 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We entered into an Amended and Restated Subscription Agreement, dated July 6, 2006 and executed on September 4, 2006, and we exchanged 3,160,000 units for 3,160,000 shares of common stock in reliance upon the exemptions from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act. On September 5, 2006, we agreed to purchase 125,000 shares of common stock and retired the shares and returned $625 (the amount paid for such shares, assuming no value is ascribed to the cancelled warrants) in order to effect a reduction in our capital.

     We entered into Subscription Agreements, dated July 6, 2006, with each of Thomas Baxter, Shraga Brosh and Gerhard Weisschädel (our former director) for the sale of 30,000 units to each of them in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We entered into an Amended and Restated Subscription Agreement, dated July 6, 2006 and executed on September 4, 2006, and exchanged 30,000 units for 30,000 shares of common stock in reliance upon the exemption from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act.

     The registration statement for our initial public offering was declared effective on February 28, 2007. On February 28, 2007, the Company completed a private placement for warrants and received proceeds of $5,000,000. The Company consummated the public offering on March 6, 2007. In addition, on March 6, 2007 the underwriter for the public offering exercised the over-allotment option which closed on March 9, 2007. The combined public offering and over-allotment option exercise generated net proceeds of $103,344,838 (including approximately $3.8 million of deferred underwriting discounts and commissions).

     Upon closing of the public offering, the over-allotment option exercise by the underwriter, and the private placement proceeds, $107,506,928 was placed in a trust account to be held until the earlier of (i) the consummation of the Company’s first business combination or (ii) the dissolution of the Company. The amount placed in the trust account included $3.77 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.

     On March 6, 2007, we used $240,000 of our general working capital to repay the note payable to Churchill Capital Partners LLC. The note was repaid in full, without interest, and cancelled.

     On March 6, 2007, we used $332,500 of our general working capital to pay premiums associated with our directors and officers liability insurance.

     We incurred additional offering expenses of approximately $662,000, which have been charged to additional paid in capital.

     As of December 31, 2007, we have paid or incurred an aggregate of approximately $2,811,935 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

     As of December 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto, including our withdrawal of $1.35 million of the interest earned on the funds held in the trust account through December 31, 2007 to cover a portion of our operating expenses (and not including a further withdrawal of $1.51 million from the trust account to cover estimated tax payments), approximately $108.62 million was held in trust and we had approximately $1.52 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

     On February 29, 2008, Gerhard Weisschädel transferred 15,000 shares of our common stock back to us in connection with his resignation as a director, which we then issued to each of Messrs. Segev and Hirschhorn (7,500 shares each) in connection with their appointment to our board of directors, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. These shares are subject to forfeiture if such individuals cease being a director or member of the advisory board prior to such shares being registered for resale.

Item 6.  Selected Financial Data

     The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statements of Operations Data

	For the Year Ended December 31, 2007	For the Period June 26, 2006 (Inception) through December 31, 2006	For the Period June 26, 2006 through December 31, 2007
Loss from operations	$(717,297)	$(1,000)	$(718,297)
Interest income	$4,447,531	-	$4,447,531

Income before provision for income taxes	$3,730,234	$(1,000)	$3,729,234
Provision for income taxes	$(1,526,589)	-	$(1,526,589)

Net income	$2,203,645	$(1,000)	$2,202,645
Weighted average number of shares of common stock outstanding—basic	14,227,124	3,000,000
Weighted average number of shares of common stock outstanding—diluted	17,423,253	3,000,000

Net income per share—basic	$0.14	$(0.00)
Net income per share—diluted	$0.11	$(0.00)

Balance Sheet Data

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$1,519,407	$91,439
Cash held in trust account available for operations and income taxes	$312,368	-
Trust account interest receivable	$435,364	-
Prepaid expenses and non-current assets	$227,730	-
Cash held in trust account (excluding amount available for operations)	$108,303,244
Deferred tax asset	$293,552	-
Deferred offering costs	-	$195,586

Total assets	$111,091,665	$287,025

Total liabilities	$4,300,829	$272,400
Common stock subject to redemption, including interest attributable to common stock subject to possible conversion	$21,739,963	-

Total stockholders’ equity	$85,050,873	$14,625

Total liabilities and stockholders’ equity	$111,091,665	$287,025

     The total assets amount includes the approximately $108,615,612 being held in the trust account, of which $108,303,244 will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

     We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights.

     Accordingly, we may effect a business combination if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 19.99% of the 13,472,400 shares of common stock sold in our initial public offering, or 2,693,133 shares of common stock, at an initial per share conversion price of $8.00, without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in our initial public offering.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis should be read in conjunction with our financial statements and the related Notes to the financial statements.

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

General

     We were formed on June 26, 2006, to serve as a vehicle to effect a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     On March 6, 2007, we completed our initial public offering of 12,500,000 units. On March 9, 2007, we closed the underwriter’s over-allotment option exercise for 972,400 units. Each unit consists of one share of our common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00, or at the holder’s option via “cashless” exercise, during the period commencing the later of the completion of a business combination with a target business or March 1, 2008 and expiring on March 1, 2011, unless earlier redeemed. Our initial public offering price of each unit was $8.00, and we generated gross proceeds of approximately $107.8 million in the offering, the over-allotment option exercise and the sale of 5,000,000 warrants to Churchill Capital for proceeds of $5.0 million (known as the sponsor warrants). Of the gross proceeds, we deposited approximately $107.5 million into a trust account maintained by JPMorgan Chase Bank, NA, as trustee, which includes approximately $3.8 million of the deferred underwriting discount and $5.0 million that we received from the issuance and sale of the sponsor warrants. The underwriter received approximately $3.8 million as its underwriting discount (excluding the deferred underwriting discount).

     The proceeds deposited in the trust account will not be released from the trust account until the earlier of (i) the completion of a business combination or (ii) our dissolution and implementation of a plan for the distribution of our assets except that there may be released to us from the trust account interest income earned on the trust account balance to pay any income taxes on such interest and up to $1.35 million of the interest earned on the trust account, which has been released to us to cover a portion of our operating expenses. Except with respect to such interest, unless and until a business combination is consummated, the proceeds held in the trust account will not be available for our use for any purpose, including expenses we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. These expenses may be paid prior to a business combination only from the proceeds of the offering and over-allotment option exercise not held in the trust account (initially $950,000) and $1.35 million of interest earned on the trust account, net of taxes, which has been released to the Company.

     Through December 31, 2007, our efforts were limited to organizational activities, activities relating to our initial public offering, to identifying and evaluating prospective acquisition candidates, and to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the year ended December 31, 2007 and the period from June 26, 2006 (inception) to December 31, 2007, we earned approximately $4,447,531 in interest income of which approximately $4,012,167 was received and $435,364 was accrued. On June 5, 2007, the Company withdrew $1,250,000 of interest earned on the funds held in the trust account, on September 13, 2007, the Company withdrew a further $1,021,723 of interest earned on the funds held in the trust account, and on December 27, 2007, the Company withdrew an additional $586, 350. The Company used approximately $1.5 million of those withdrawn funds to pay estimated income taxes due on the interest earned on the trust funds, and released the remaining part of those withdrawn funds to the Company as the $1.35 million of interest earned on the trust account, which has been released to the Company to cover a portion of its operating expenses.

     As of December 31, 2007, we had approximately $1,519,407 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

     For the year ended December 31, 2007 and the period from June 26, 2006 (inception) to December 31, 2007, we paid or incurred an aggregate of approximately $717,297 and $718,297, respectively, in expenses for the following purposes:

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

Contractual Obligations and Commitments

     Commitments. The following table summarizes our long-term commitments as of December 31, 2007:

	Payments Due by Period
	(Dollars in thousands)
	Less than 1			More than 5
Contractual Obligations	Year	1 to 3 Years	3 to 5 years	Years	Total

Long-term contractual obligations (1)	90,000	22,500	$—	$—	$112,500

Total	$90,000	$22,500	$—	$—	$112,500

(1) Represents monthly fees of $7,500 for general and administrative services, including office space, utilities and administrative support, that the Company is obligated to pay Churchill Capital during the period commencing March 1, 2007 until the earlier of (i) the completion of our initial business combination and (ii) our dissolution.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. We do not expect that the adoption of FIN 48 will a have a material effect on our financial position or results of operations.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Earnings per common share

     Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

     The Company’s statements of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($249,326 for the year ended December 31, 2007 and $0 for the period June 26, 2006 (date of inception) to December 31, 2006) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

     At December 31, 2007, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in high credit quality investments having maturities of one hundred and eighty days or less.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Directors and Stockholders
Churchill Ventures Ltd.

We have audited the accompanying balance sheets of Churchill Ventures Ltd., a corporation in the development stage (the “Company”), as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, for the periods June 26, 2006 (inception) to December 31, 2006, and June 26, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Churchill Ventures Ltd. as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, for the periods June 26, 2006 (inception) to December 31, 2006 and June 26, 2006 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business acquisition by September 6, 2008, or by March 6, 2009 if the extension criteria are satisfied. The possibility of such acquisition not being consummated with the required time raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
March 18, 2008

Churchill Ventures Ltd.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1,519,407	$91,439
Cash held in trust available for operations and income taxes	312,368
Interest receivable (trust account)	435,364	-
Prepaid expenses	200,022	-
Total current assets	2,467,161	91,439
Cash held in trust account	108,303,244	-
Non-current asset	27,708
Deferred tax asset	293,552	-
Deferred offering costs	-	195,586
TOTAL ASSETS	$111,091,665	$287,025
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$216,189	-
Accrued offering costs	-	32,400
Income taxes payable	312,368	-
Note payable to affiliate	-	240,000
Total current liabilities	528,557	272,400
Deferred underwriting discount	3,772,272	-
Total liabilities	$4,300,829	$272,400
Commitments and contingencies (Notes 5 and 9)
Common stock, subject to possible conversion, 2,693,133 shares
at conversion value	21,490,637	-
Interest attributable to common stock, subject to possible
conversion (net of taxes of $173,260 and $0, respectively)	249,326	-
Stockholders' equity
Preferred Stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized,
16,597,400 shares issued and outstanding as of December 31,
2007 (which includes 2,693,1333 shares subject to possible
conversion); and 3,125,000 shares issued and outstanding as of
December 31, 2006	16,597	3,125
Additional paid- in capital	83,080,957	12,500
Earnings (loss) accumulated during the development stage	1,953,319	(1,000)
Total stockholders' equity	85,050,873	14,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,091,665	$287,025

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	June 26, 2006 (date of inception) to December 31, 2006	June 26, 2006 (date of inception) to December 31, 2007
Formation and operating costs	$717,297	$1,000	$718,297
Net loss from operations	(717,297)	(1,000)	(718,297)
Other Income
Interest income- Trust	4,402,121	-	4,402,121
Interest income- Other	45,410	-	45,410
Income before provision for income taxes	3,730,234	(1,000)	3,729,234
Provision for income taxes	(1,526,589)	-	(1,526,589)
Net income (loss)	$2,203,645	$(1,000)	$2,202,645
Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,220,912	-
Income per share amount (basic and diluted)	$0.11	-
Weighted average number of shares not subject to possible conversion:
Basic	12,006,212	3,000,000
Dilutive effect of warrants	3,196,129	-
Diluted	15,202,341	3,000,000
Net income per share
Basic	$0.18	-
Diluted	$0.14	-

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

				(Loss) Earnings
				Accumulated
			Additional	in the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
June 26, 2006 (Inception) to December 31, 2007
Initial Capital from founding stockholders
for cash - July 6, 2006	3,250,000	$3,250	$13,000	$-	$16,250
Repurchase and retirement of common stock
- September 5, 2006	(125,000)	(125)	(500)	-	(625)
Net loss for the period June 26, 2006
(inception) to December 31, 2006	-	-	-	(1,000)	(1,000)

Balance, December 31, 2006	3,125,000	$3,125	$12,500	$(1,000)	$14,625

Sale of private placement warrants -
February 28, 2007	-	-	5,000,000	-	5,000,000

Sale of 13,472,400 units at $8.00 per unit,
net of underwriter's discount and offering
expenses (including 2,693,133 shares subject
to possible conversion) - March 9, 2007	13,472,400	13,472	99,559,094	-	99,572,566
Net proceeds subject to possible conversion
of 2,693,133 shares	-	-	(21,490,637)	-	(21,490,637)
Accretion of trust fund relating to common
stock subject to possible conversion for the
year ended December 31, 2007 (net of taxes
of $173,260)				(249,326)	(249,326)
Net income for the year ended December 31, 2007	-	-	-	2,203,645	2,203,645

Balance, December 31, 2007	16,597,400	$16,597	$83,080,957	$1,953,319	$85,050,873

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

		June 26, 2006	June 26, 2006
		(date of	(date of
	For the year	inception) to	inception) to
	ended December	December 31 ,	December 31,
	31, 2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$2,203,645	$(1,000)	$2,202,645
Deferred taxes	(293,552)		(293,552)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(227,730)	-	(227,730)
Accounts payable and accrued expenses	216,189	-	216,189
Interest receivable	(435,364)	-	(435,364)
Income taxes payable	312,368	-	312,368
Net cash provided by (used in) operating
activities	1,775,556	(1,000)	1,774,556
Cash flows from investing activities:
Cash held in trust account	(108,615,612)	-	(108,615,612)
Net cash (used in) investing activities	(108,615,612)	-	(108,615,612)
Cash flows from financing activities:
Proceeds from public offering - net	103,344,838	-	103,344,838
Net proceeds from the sale of stock to
founding stockholders	-	16,250	16,250
Proceeds from note payable to affiliate	-	240,000	240,000
Repayment of note payable to affiliate	(240,000)	-	(240,000)
Deferred offering costs	163,186	(163,186)	-
Repurchase and retirement of common
stock	-	(625)	(625)
Proceeds from private placement warrants	5,000,000	-	5,000,000
Net cash provided by financing activities	108,268,024	92,439	108,360,463
Net increase in cash and cash equivalents for
period	1,427,968	91,439	1,519,407
Cash and cash equivalents, beginning of period	91,439	-	-
Cash and cash equivalents, end of period	$1,519,407	$91,439	$1,519,407
Supplemental cash disclosure
Cash paid for income taxes	$1,507,773	$-	$1,507,773
Supplemental schedule of non-cash financing
activities
Deferred operating costs	$-	$32,400	$-
Accrued offering costs	-	32,400	-
Deferred underwriting discount	3,772,272	-	3,772,272
Common stock subject to possible
conversion	21,490,637	-	21,490,637

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to the Financial Statements

Note 1 — Organization and Nature of Business Operations/Basis of Presentation

     Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     At December 31, 2007, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through December 31, 2007 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

     The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on February 28, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 5) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007 the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of $103,344,838. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

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

     Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account including the deferred underwriter’s discount, and including any interest earned on their portion of the trust account, excluding $1.35 million of the interest earned on the trust account, which has been released to the Company to cover a portion of the Company’s operating expenses and net of income taxes payable on such interest. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

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

Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income per Common Share

     Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

     The Company’s statements of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($249,326 for the year ended December 31, 2007 and $0 for the period June 26, 2006 (date of inception) to December 31, 2006) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

     At December 31, 2007, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

     The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $293,552.

     The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes.

Recently issued accounting pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the year ended December 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (June 26, 2006), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

     On February 28, 2007, Churchill Capital purchased an aggregate of 5,000,000 warrants at a price of $1.00 per warrant from the Company. Churchill Capital has agreed that it will not sell or transfer these warrants until after the Company consummates a Business Combination. If the private placement was not conducted in compliance with applicable law, Churchill Capital may have the right to rescind its purchase of the sponsor warrants, which may require the Company to refund an aggregate of $5,000,000 to Churchill Capital Partners LLC. Although Churchill Capital has waived its right, if any, to rescind the sponsor warrants purchase as a remedy to the Company’s failure to register these securities, the waiver may not be enforceable in light of the public policy underlying Federal and state securities laws.

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

     On July 6, 2006, the Company issued 30,000 units each to two of its directors and one advisor for an aggregate consideration of $150 in cash, at an average purchase price of approximately $0.005 per unit. On September 4, 2006, the Company agreed with those unitholders to exchange the 30,000 units for 30,000 shares of common stock.

Note 7 — Preferred Stock

     The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 8 – Income Taxes

The provision for income taxes consists of the following:

For the year ended
Current:	December 31, 2007
Federal	$1,414,748
State	405,392
Total Current	$1,820,140
Deferred:
Federal	(228,170)
State	(65,381)
Total Deferred	(293,551)
Total	$1,526,589

Significant components of the Company's deferred tax asset (liability) are as follows:

For the year ended,
December 31, 2007
Start up Costs	$293,552

A reconciliation of the Company's income tax provision (benefit) at the federal statutory rate to the actual income tax provision (benefit) is as follows:

December 31, 2007
Pre-tax Book Income	35%
State Taxes, net of Federal Tax benefit	6%
Net Effective Tax Rate	41%

Note 9 – Commitments and Contingencies

     We entered into an agreement with Banc of America Securities LLC, dated as of January 24, 2008, to serve as our financial advisor in connection with any proposed business combination. That agreement includes a minimum fee payable to Banc of America of $4 million upon the consummation of any business combination, with further fees payable for transactions above $500 million in value.

Note 10 – Subsequent Event

     On February 29, 2008, a former director transferred 15,000 shares of common stock to new directors in connection with their appointment as directors. The Company will record a compensation charge and a related capital contribution for the fair value of the shares transferred.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Internal Control Over Financial Reporting

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

     Certain information, as of March 11, 2008, with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

     The business address of each director listed below is 50 Revolutionary Road, Scarborough, NY 10510.

			Year
			Appointed/
Name	Age	Position	Elected
Itzhak Fisher	52	Executive Chairman	2006
Christopher Bogart	42	Chief Executive Officer and Director	2006
Elizabeth O’Connell	41	Chief Financial Officer	2006
Nir Tarlovsky	41	Executive Vice President, Business Development	2006
Shraga Brosh	54	Director	2006
Yair Segev	52	Director	2008
Mark Hirschhorn	43	Director	2008

     Itzhak Fisher has served as our Executive Chairman of the Board of Directors since our inception. Mr. Fisher is an active entrepreneur and private investor and, since 2000, has invested his own capital into a variety of ventures in the communications and technology sectors. From 2000 until November 2003, Mr. Fisher’s primary investment vehicle was Infinity Holdings (Cayman) Ltd. (and, prior to July 2001, its predecessor, Infinity Holdings Group Inc.), of which he was Chairman and which he owned in conjunction with Mr. Tarlovsky. Through Infinity, Mr. Fisher invested in more than twenty different companies in the communications and technology sectors, including Sorbie Europe B.V., the holding company of PSINet Europe B.V., a European internet company and data solutions provider of which Mr. Fisher was a director from December 2003 to August 2006, and Trendum Ltd., the predecessor to Nielsen BuzzMetrics, an internet company that measures and analyzes the content which consumers publish to public internet sites such as blogs and message boards. Mr. Fisher became a director and Co-Chairman of Trendum Ltd. upon Infinity’s investment in Trendum in November 2003 and continued in that position until January 2005 when he became executive Chairman. In February 2006, VNU NV (which changed its name in January 2007 to The Nielsen Company) became the majority owner of Trendum, which was renamed Nielsen BuzzMetrics Ltd., and in June 2007, The Nielsen Company acquired the remainder of Nielsen BuzzMetrics, and Mr. Fisher began to serve as Executive Chairman of The Nielsen Company’s Nielsen Online unit, a position he holds currently. In November 2003, Mr. Fisher began investing through a new private investment vehicle, Pereg LLC, which he owns in conjunction with his wife. In addition to his private investment activity, Mr. Fisher is also a member of the telecommunications advisory board to one of the funds of New Mountain Capital LLC and is a director and Chairman of Kemlink USA Inc., a petrochemical trading firm since September 2004, and was, from 2000 to November 2004 a member of the advisory board to Ruukki Group Oyj (formerly, A Company Finland Oyj), a Finnish telecommunications and technology investment fund.

Christopher Bogart has served as our Chief Executive Officer and a director since our inception. Mr. Bogart is a Managing Director of Glenavy Capital LLC, a private investment vehicle and merchant banking firm that, among other activities, provides worldwide investment management for Ronald S. Lauder, a position he has held since June 2003. Since January 2007, Mr. Bogart has been a Manager of the General Partner of the Glenavy International Arbitration Investment Fund, LP, an international investment vehicle that funds international treaty-based litigation. From 1998 until June 2003, Mr. Bogart held several senior executive positions at Time Warner Inc. (NYSE: TWX), including Executive Vice President & General Counsel, Time Warner Inc.; President and Chief Executive Officer, Time Warner Cable Ventures; and President and Chief Executive Officer, Time Warner Entertainment Ventures. Prior to joining Time Warner, Mr. Bogart was a litigator and antitrust lawyer with a practice focused on communications, technology and media at Cravath, Swaine & Moore.

     Elizabeth O’Connell, CFA, has served as our Chief Financial Officer since our inception. Ms. O’Connell served as a director and an audit committee member from our inception until her resignation on February 29, 2008, to facilitate our board being composed of a majority of independent directors. Ms. O’Connell is also a Managing Director of Glenavy Capital LLC, a position she has held since June 2003. From 2001 to June 2003, Ms. O’Connell pursued personal and family interests. From 1999 until 2001, Ms. O’Connell was a director at Credit Suisse First Boston, specializing in equity capital markets transactions in the technology sector. From 1992 until 1999, Ms. O’Connell was an investment banker at Citigroup and its predecessor Salomon Brothers Inc, specializing from 1996 on in equity capital markets transactions in the communications sector.

     Nir Tarlovsky has served as our Executive Vice President, Business Development since our inception. Mr. Tarlovsky served as a director from our inception until his resignation on February 29, 2008, to facilitate our board being composed of a majority of independent directors. Mr. Tarlovsky, who resides in Tel Aviv, Israel, has invested in partnership with Mr. Fisher since 2000, serving as the managing partner overseeing all of their portfolio companies, including overseeing the acquisition, turnaround and sale of PSINet Europe, a major European data solutions provider. From 2000 until November 2003, Mr. Tarlovsky’s primary investment vehicle was Infinity Holdings (Cayman) Ltd. (and, prior to July 2001, its predecessor, Infinity Holdings Group Inc.), which he owned in conjunction with Mr. Fisher. In November 2003, Mr. Tarlovsky began investing in conjunction with Mr. Fisher through his own new private investment vehicle, Aces Holdings Ltd. From 1995 to 2000, Mr. Tarlovsky served as Vice President, Business Development for RSL Communications, Ltd. (NASDAQ: RSLC) where he oversaw investments in, and served as a director of, deltathree, Inc. (NASDAQ:DDDC) and telegate AG (Frankfurt: 511880).

From 1992 to 1995 Mr. Tarlovsky was the Senior Economist at Clalcom. Mr. Tarlovsky is also a director of AdsMarket G.M. Ltd.

       Shraga Brosh has served as a director since our inception. Mr. Brosh, who resides in Tel Aviv, Israel, is the President of the Manufacturers’ Association of Israel, the Chairman of the Federation of Israeli Economic Organizations/Chambers of Commerce, and the former Chairman of the Israel Export and International Cooperation Institute. A dditionally, since 1977, Mr. Brosh has been the Chief Executive Officer of J. Brosh Marketing & Services Ltd., a diversified manufacturing concern headquartered in Israel.

     Yair Segev joined us as a director on February 29, 2008. Mr. Segev is Vice President, Analytics and Strategic Partnerships, for The Nielsen Company, a position he has held since September 2007. From February 2005 until August 2007, Mr. Segev was the Chief Financial officer of Kemlink USA Inc., a petrochemical trading firm. From 2002 until December 2006, Mr. Segev was the Chief Financial Officer of the RSL Liquidating Trust, the entity liquidating the assets of RSL Communications, Ltd. Mr. Segev was previously a licensed Certified Public Accountant in Israel.

     Mark Hirschhorn joined us as a director on February 29, 2008. Mr. Hirschhorn is Vice President and Chief Financial Officer for Radio Computing Services, Inc., a position he has held since June 2004. From February 2003 until March 2004, Mr. Hirschhorn was Vice President and Chief Financial Officer for Datatec Systems, Inc. From March 2001 until October 2002 Mr. Hirschhorn was Vice President and Chief Financial Officer of BT Radianz, Inc. Mr. Hirschhorn currently serves on the board of directors of Skyauction.com, a privately-held travel auction company.

Number and Terms of Office of Directors

     Our board of directors consists of only one class of directors with each director elected for a one year term. Vacancies and newly created directorships may be filled by a majority of directors then in office, although less than a quorum, or by a sole remaining director, and each director so chosen shall hold office until the next annual meeting and until such director’s successor shall be duly elected and shall qualify.

Advisory Board

     We also may consult, from time to time, with certain individuals whom we call our special advisors who have experience in the communications, media or technology industries. These advisors may assist us in our search for and evaluation of our target business and other matters relating to our operations. Currently we have one member of the advisory board who does not owe us any fiduciary duties with respect to the execution of his duties. Our current member of the advisory board is a stockholder of our company. No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our special advisors, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination. Our current advisor is as follows:

     Thomas Baxter has served as a member of the advisory board since our inception. Mr. Baxter is a private investor. From October 2001 until January 2005, Mr. Baxter served as President of Time Warner Cable, a division of Time Warner Inc. (NYSE: TWX). From 2000 to January 2001, Mr. Baxter was the President and Chief Executive of Audible, Inc. (NASDAQ: ADBL), an internet company focused on audio programming. From 1998 until 2000, Mr. Baxter was an operating partner at Evercore Partners, an investment banking and private equity firm. From 1989 until 1998, Mr. Baxter was the President of Comcast Cable. Mr. Baxter is also a director of Dycom Industries Inc. (NYSE: DY), a provider of specialty contracting services to the telecommunications industry.

Director Independence

     Our board of directors has determined that Messrs. Brosh, Segev and Hirschhorn are “independent directors” as defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and as defined by the rules of the American Stock Exchange.

Board Committees

     Our board of directors has formed an audit committee and a nominating and compensation committee. Each committee is currently comprised of three independent directors. During 2007, our board of directors held three board meetings and three audit committee meetings. No meetings of the nominating and compensation committee were held in 2007, as no new candidates were sought in 2007 for election to our board of directors and as none of our executive officers or directors received in 2007 any cash or other compensation for services rendered to us other than pursuant to our arrangement with Churchill Capital Partners LLC described herein. All directors attended all of the meetings of the board and of the respective committees on which they served.

Audit Committee

     Our audit committee currently consists of Messrs. Brosh, Segev (Chairman) and Hirschhorn. Prior to the appointment of Messrs. Segev and Hirschhorn on February 29, 2008, Ms. O’Connell and Mr. Gerhard Weisschädel were members of the audit committee. They resigned from the audit committee and from the board of directors on February 29, 2008.

     The audit committee shall meet at such times and places as it determines. The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects the firm that will serve as our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors and evaluates all of our public financial reporting documents. Our Audit Committee Charter may be found on our website at http://www.churchillventures.com.

Financial Experts On Audit Committee

     The audit committee is composed entirely of “independent” directors. Each of the members of the audit committee is “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

     In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Segev and Hirschhorn satisfy the American Stock Exchange’s definition of financial sophistication and also qualify as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Audit Committee Report

To the Board of Directors:

     We have reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2007.

     We have discussed with the independent registered public accounting firm, Eisner LLP, the matters required to be discussed with us by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and the Public Company Accounting Oversight Board, including those required by the Statement on Auditing Standards No. 61.

     We have received and reviewed the letter from Eisner LLP required by the Independence Standards Board, and have discussed with Eisner LLP their independence, including the written disclosures and letter required by Independence Standard No. 1 of the Independence Standards Board as adopted in Rule 3600T of the Public Company Accounting Oversight Board.

     Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

Audit Committee:

Yair Segev
Shraga Brosh
Mark Hirschhorn

Nominating And Compensation Committee

     The nominating and compensation committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors and for recommending the compensation of our executive officers and directors. The nominating and compensation committee currently consists of Messrs. Brosh, Segev (Chairman) and Hirschhorn, each of whom is an independent director under the American Stock Exchange listing standards. Messrs. Segev and Hirschhorn joined us on February 29, 2008.

     Although we have not to date developed formal processes by which stockholders may communicate directly to directors, we believe that the informal process, in which stockholder communications that are received by the Company for the Board’s attention, or summaries thereof, will be forwarded to the Board, has served the Board’s and the stockholders’ needs. In view of Securities and Exchange Commission’s disclosure requirements relating to this issue, this committee may consider development of more specific procedures. Until any other procedures are developed and posted on our corporate website, any communications to the Board should be sent to it in care of the Chief Executive Officer.

Code of Ethics

     We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable Federal securities laws. The Code of Ethics is on file with the Securities and Exchange Commission and may be found on our website at http://www.churchillventures.com/.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11. Executive Compensation

Executive Officer and Director Compensation

     None of our officers or directors has received any cash for services rendered to us to date. On February 29, 2008, Mr. Weisschädel transferred 15,000 shares of common stock back to the Company in connection with his resignation from the board of directors, which the Company then issued to each of Messrs. Segev and Hirschhorn (7,500 shares each) in connection with their appointment to our board of directors. These shares are subject to forfeiture if such individuals cease being a director or member of the advisory board prior to such shares being registered for resale.

     Commencing on March 1, 2007, we agreed to pay to Churchill Capital Partners LLC, our principal stockholder, a monthly fee of $7,500 for general and administrative services including office space, utilities and administrative support, until the earlier of (i) the completion of our initial business combination and (ii) our dissolution. We believe that based on rents and fees for similar services in the New York, New York metropolitan area that the fee charged by Churchill Capital Partners LLC is at least as favorable as we could have obtained from an unaffiliated person. For the year ended December 31, 2007, we paid Churchill Capital Partners LLC a total of $75,000 pursuant to this arrangement.

     Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any members of our management team, nor any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations to the extent such out-of-pocket expenses do not exceed the amount of available proceeds not held in the trust account and up to $1.35 million of interest earned on the trust account, which has been released to us to cover a portion of our operating expenses, unless the business combination is consummated. After a business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

     None of the individuals who were our directors or special advisors at the time of our initial public offering will be paid any compensation for services rendered prior to or in connection with a business combination.

We have not adopted any equity plans.

Compensation Discussion and Analysis

     We have not included a compensation discussion and analysis nor included a nominating and compensation committee report, as none of our officers or directors has received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Compensation Committee Interlocks and Insider Participation

During 2007:

•	The Nominating and Compensation Committee was comprised of Messrs. Brosh and Weisschädel;

•	None of the members of the Nominating and Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•	None of the members of the Nominating and Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeded $120,000;

•	None of the Company’s executive officers served on the Nominating and Compensation Committee (or another board committee with similar functions) of any entity where one of that entity’s executive officers served on the Company’s Compensation Committee;

•	None of the Company’s executive officers was a director of another entity where one of that entity’s executive officers served on the Nominating and Compensation Committee; and

•	None of the Company’s executive officers served on the Nominating and Compensation Committee (or another board committee with similar functions) of another entity where one of that entity’s executive officers served as a director on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2008, by:

•	each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants or our other outstanding warrants, as these warrants are not exercisable within 60 days of March 11, 2008. The address of all of our officers and directors is 50 Revolutionary Road, Scarborough, NY 10510.

	Beneficially Owned(1)
		Percentage of
Name	Number of Shares	Class (2)
Itzhak Fisher(3)	3,035,000	18.3%
Christopher P. Bogart(4)	3,035,000	18.3%
Elizabeth O’Connell(5)	3,035,000	18.3%
Nir Tarlovsky(6)	3,035,000	18.3%
Shraga Brosh	30,000	*
Yair Segev(7)	10,500	*
Mark Hirschhorn	7,500	*
All directors and executive officers as a group	3,083,000	18.6%
(7 individuals)
QVT Financial LP(8)	1,302,700	7.8%
1177 Avenue Of The Americas, 9th Floor
New York, NY 10036
HBK Investments(9)	1,300,354	7.8%
300 Crescent Court, Suite 700
Dallas, TX 75201
Michael A. Roth and Brian J. Stark(10)	1,250,000	7.5%
10556 North Port Washington Road
Mequon, WI 53092
Sapling, LLC/Fir Tree Capital Opportunity Master	1,650,000	9.9%
Fund, L.P./Fir Tree, Inc.(11)
505 Fifth Avenue, 23rd Floor
New York, NY 10017

		Beneficially Owned(1)
			Percentage of
	Name	Number of Shares	Class(2)
	Deutsche Bank AG(12)	1,208,713	7.3%
	Theodor-Heuss-Allee 70
	60468 Frankfurt am Main
	Federal Republic of Germany

——————
*	Represents less than one percent.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

(2)	Based on a total of 16,597,400 shares of the Company’s common stock issued and outstanding on March 11, 2008.

(3)	Represents 3,035,000 shares of common stock beneficially owned by Churchill Capital Partners LLC of which Pereg Hill LLC, a Delaware limited liability company beneficially owned by Mr. Fisher, is a member. Pereg Hill LLC shares voting and dispositive power over such common stock with the other members of Churchill Capital Partners LLC. This does not include 5,000,000 shares of common stock issuable upon exercise of the sponsor warrants.

(4)	Represents 3,035,000 shares of common stock beneficially owned by Churchill Capital Partners LLC of which Churchill Glenavy Holdings LLC, a Delaware limited liability company beneficially owned by Mr. Bogart and Ms. O’Connell, and trusts for the benefit of Mr. Bogart’s children, are members. Churchill Glenavy Holdings LLC and trusts for the benefit of Mr. Bogart’s children share voting and dispositive power over such common stock with the other members of Churchill Capital Partners LLC. This does not include 5,000,000 shares of common stock issuable upon exercise of the sponsor warrants.

(5)	Represents 3,035,000 shares of common stock beneficially owned by Churchill Capital Partners LLC of which Churchill Glenavy Holdings LLC, a Delaware limited liability company beneficially owned by Mr. Bogart and Ms. O’Connell is a member. Churchill Glenavy Holdings LLC shares voting and dispositive power over such common stock with the other members of Churchill Capital Partners LLC. This does not include 5,000,000 shares of common stock issuable upon exercise of the sponsor warrants. Ms. O’Connell resigned as a director on February 29, 2008.

(6)	Represents 3,035,000 shares of common stock beneficially owned by Churchill Capital Partners LLC of which Mr. Tarlovsky is a member. Mr. Tarlovsky shares voting and dispositive power over such common stock with the other members of Churchill Capital Partners LLC. This does not include 5,000,000 shares of common stock issuable upon exercise of the sponsor warrants. Mr. Tarlovsky resigned as a director on February 29, 2008.

(7)	Includes 3,000 shares of common stock beneficially owned by Veges Holdings LLC. Mr. Segev’s wife and two sons, Oded Segev and Ehud Segev, own Veges Holdings LLC.

(8)	Based upon information contained in the Schedule 13G filed February 1, 2008 by QVT Financial LP (“QVT Financial”), QVT Financial is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 1,028,590 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 115,597 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 158,513 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,302,700 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,144,187 shares of common stock.

The Fund and the Separate Account also own warrants to purchase additional shares of common stock, which are not exercisable until the later of the Issuer’s completion of a business combination and March 1, 2008. As of the date of this filing, there has been no report of the completion of a business combination.

Each of QVT Financial and QVT Financial GP LLC disclaim beneficial ownership of the shares of common stock owned by the Fund and the shares of common stock held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund, except to the extent of its pecuniary interest therein.

(9)	HBK Investments L.P. has delegated discretion to vote and dispose of the common stock to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the common stock to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that they are not, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. This disclosure is based upon information contained in the Schedule 13G filed November 30, 2007 by HBK Investments L.P.

(10)	Based upon information contained in the Schedule 13G filed May 11, 2007 by joint filers Michael A. Roth and Brian J. Stark (the “Reporting Persons”), the shares of common stock are held directly by Stark Master Fund Ltd. (“Stark Master”). The Reporting Persons direct the management of Stark Offshore Management LLC

(“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Stark Master. As the Managing Members of Stark Offshore, the Reporting Persons possess voting and dispositive power over all of the foregoing shares. Therefore, for the purposes of Rule 13d-3 under the Exchange Act, the Reporting Persons may be deemed to be the beneficial owners of, but hereby disclaim such beneficial ownership of, the foregoing shares.

(11)	Based upon information contained in the Schedule 13G filed February 14, 2008 by Sapling, LLC (“Sapling”), Fir Tree Capital Opportunity Master Fund, L.P. (“Master Fund”) and Fir Tree, Inc. (“Fir Tree”), Sapling may direct the voting and disposition of 1,321,320 shares of our common stock and Master Fund may direct the voting and disposition of 328,680 shares of our common stock. Fir Tree Value Master Fund, L.P. (“Fir Tree Value”) is the sole member of Sapling and Fir Tree serves as the investment manager for both Sapling and Master Fund. Jeffrey Tannenbaum is the president of Fir Tree.

(12)	Based upon information contained in the Schedule 13G filed February 5, 2008 by Deutsche Bank AG, these securities are beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). These securities are not beneficially owned by any other business group of DBAG.

The filing of a Schedule 13G shall not be construed as an admission that CIB is, for purposes of Section 13(d) under the Securities Exchange Act of 1934, the beneficial owner of any of these securities. Furthermore, CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting or investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

     On July 11, 2006, we entered into a Unit Purchase Agreement with Churchill Capital Partners LLC (the “Unit Purchase Agreement”) for the sale of 500,000 units for an aggregate purchase price of $4,000,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Unit Purchase Agreement was terminated and we and Churchill entered into a Warrant Purchase Agreement, dated September 5, 2006, pursuant to which Churchill agreed to acquire 4,000,000 warrants for a purchase price of $4,000,000. Accordingly, to the extent the sponsor warrants are deemed to be exchanged for the units under the Unit Purchase Agreement, we are relying on the exemption from registration provided under Sections 3(a)(9) and 4(2) of the Securities Act. We and Churchill entered into a Supplemental Warrant Purchase Agreement, dated February 9, 2007, pursuant to which Churchill agreed to acquire 1,000,000 warrants for a purchase price of $1,000,000 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     On July 6, 2006, we entered into a Subscription Agreement with Churchill for the sale of 3,160,000 units for a purchase price of $15,800 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We entered into an Amended and Restated Subscription Agreement, dated July 6, 2006 and executed on September 4, 2006, and we exchanged 3,160,000 units for 3,160,000 shares of common stock in reliance upon the exemptions from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act. On September 5, 2006, we agreed to purchase 125,000 shares of common stock and retired the shares and returned $625 (the amount paid for such shares, assuming no value is ascribed to the cancelled warrants) in order to effect a reduction in our capital.

     We entered into Subscription Agreements, dated July 6, 2006, with each of Thomas Baxter, Shraga Brosh and Gerhard Weisschädel for the sale of 30,000 units to each of them in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We entered into an Amended and Restated Subscription Agreement, dated July 6, 2006 and executed on September 4, 2006, and exchanged 30,000 units for 30,000 shares of common stock in reliance upon the exemption from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act.

     The holders of the majority of these shares, along with the holders of the sponsor warrants and the shares of common stock underlying the sponsor warrants are entitled to make up to two demands that we register the resale of their shares. The holders of the majority of these shares, the sponsor warrants and the shares of common stock underlying the sponsor warrants may elect to exercise these registration rights at any time after completion of our initial business combination, subject to the transfer restrictions imposed by the lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to completion of our initial business combination, subject to transfer restrictions imposed by the lock-up agreements. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Mr. Bogart, our Chief Executive Officer and a Director, and Ms. O’Connell, our Chief Financial Officer, are husband and wife.

     Ms. O’Connell is the managing member of Churchill Capital Partners and Messrs. Fisher, Bogart and Tarlovsky are indirect or direct members of Churchill Capital Partners. We have agreed to pay to Churchill Capital Partners LLC, our principal stockholder, a monthly fee of $7,500 for general and administrative services including office space, utilities and administrative support. We will pay Churchill Capital Partners LLC the $7,500 fee each month until the earlier of (i) the completion of our initial business combination and (ii) our dissolution. The arrangement with Churchill Capital Partners LLC is solely for our benefit and is not intended to provide any of our officers or directors with compensation in lieu of a salary. We believe that, based on rents and fees for similar services in the New York, New York metropolitan area, the fee charged by Churchill Capital Partners LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

     Churchill Capital Partners LLC advanced $240,000 to us interest-free prior to our initial public offering to cover expenses related to that offering. The loan was repaid from the net proceeds of that offering not being placed in the trust account.

     On February 29, 2008, Gerhard Weisschädel transferred 15,000 shares of our common stock back to us in connection with his resignation as a director, which we then transferred in equal parts to each of Messrs. Segev and Hirschhorn in connection with their appointment as directors, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. These shares are subject to forfeiture if such individuals cease being a director or member of the advisory board prior to the lapse of restrictions on reselling the stock.

     We will reimburse our officers and directors and their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of such out-of-pocket expenses that are reimbursable by us, which will be reviewed only by our audit committee or a court of competent jurisdiction if such reimbursement is challenged.

     Other than the $7,500 per-month administrative fee described above and reimbursable out-of-pocket expenses payable to our officers, directors and advisory board members, no compensation or fees of any kind, including finder’s and consulting fees, will be paid by us or any other person or entity to of our stockholders, officers, original directors, advisory board members or their affiliated entities prior to a business combination.

     Our board of directors has adopted a general policy that related party transactions, including determination of executive compensation, should be on terms no less favorable to the Company than terms available in bona fide third party transactions.

Other Potential Conflicts of Interest

You should be aware of the following potential conflicts of interest:

•	none of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a more complete description of our management’s other affiliations, see the previous section entitled “Directors And Executive Officers.”

•	our officers and directors are currently, and may in the future become, affiliated with or investors in entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. For example, our executive officers are stockholders of The Nielsen Company as a result of its acquisition of Nielsen BuzzMetrics.

•	our officers and directors are currently, and may in the future become, affiliated with or investors in other entities that are in the communications, media or technology industries.

For background information of our officers and directors, see the previous section entitled “Directors And Executive Officers.”

•	since some of our directors own shares of our common stock that will become transferable only if a business combination is completed and warrants that will expire worthless if a business combination is not consummated, our directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination.

•	our directors and officers may enter into consulting or employment agreements with us as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination; such agreements will be negotiated at the same time as the business combination agreement is being negotiated but these agreements will be one of, but not thedetermining factor as to which target business is chosen.

•	the personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. These interests may include their equity interests in the company, reimbursements for expenses to theextent we have access to insufficient proceeds outside of the trust account for such reimbursement andany interest in employment with potential target businesses.

•	directors and officers will receive reimbursement for out-of-pocket expenses incident to the offering and identifying and investigating a suitable business combination.

•	we may enter into a business combination with an entity affiliated with one of our officers and directors.

     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

     Certain of our officers and directors have pre-existing fiduciary obligations to other entities that may cause him to have conflicts of interest in determining to which entity he presents a specific business opportunity. To the extent that one of our officers or directors identifies a business opportunity that may be suitable for an entity that he has a pre-existing fiduciary obligation to, he may honor his pre-existing fiduciary obligation to that entity. Accordingly, he may not present opportunities to us that otherwise may be attractive to such entity unless it has declined to accept such opportunities.

     In connection with the vote required for any business combination, all of our stockholders who held stock prior to our initial public offering, including all of our officers and directors, have agreed to vote their respective shares of common stock then owned by them in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering and voted in connection with our initial business combination. In addition, they have agreed to waive their respective rights to conversion of their shares in connection with the vote on our initial business combination and to participate in any distribution, but only with respect to those shares of common stock acquired by them prior to our initial public offering.

     To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity, which is affiliated with any of our stockholders who held stock prior to our initial public offering, officers or directors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

     Set forth below is a description of the potential conflicts of interest of each director as a result of his or her other fiduciary obligations.

     Itzhak Fisher and Yair Segev may have a conflict of interest as they have fiduciary obligations to The Nielsen Company. Mr. Fisher has entered into agreements with both The Nielsen Company and us concerning the resolution of such conflicts of interest. Mr. Fisher will present opportunities in the narrow field of business of measuring and analyzing the content that consumers publish to public internet sites such as blogs and message boards first to The Nielsen Company, and only then to us, if The Nielsen Company does not pursue them. Subject to this, he will present all other opportunities to us, and he will resolve conflicts between his position at The Nielsen Company and us in our favor.

     Mr. Tarlovsky may have a conflict of interest as he has fiduciary obligations as a director of AdsMarket G.M. Ltd., an online advertising business, although AdsMarket has agreed that Mr. Tarlovsky’s fiduciary duties to AdsMarket shall in all cases be subordinate to his fiduciary duties to us.

     Mr. Hirschhorn may have a conflict of interest as he has fiduciary obligations to Radio Computing Services, Inc.

Item 14. Principal Accountant Fees and Services.

     Eisner LLP (“Eisner”) is exclusively responsible for the opinion rendered in connection with its examination.

Fiscal Year Ended
December 31, 2007

Audit and Accounting Fees	$80,000
Audit-Related Fees	$67,000
All Other Fees	$33,000
Total Fees:	$180,000

     Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner in connection with statutory and regulatory filings.

     Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

     Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

      All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

     The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Eisner to audit our consolidated financial statements for the year ended

December 31, 2007, we retained Eisner to provide accounting due diligence services in connection with prospective business combinations to us in our 2007 fiscal year. We understand the need for Eisner to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements:

     The response to this item is included in Item 8 of this report.

2. Financial Statement Schedule(s):

     No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits:

3.1	Third Amended and Restated Certificate of Incorporation *

3.2	By-laws **

4.1	Form of Warrant Purchase Agreement entered into by and between the Registrant and Churchill Capital Partners LLC ***

4.2	Form of Supplemental Warrant Purchase Agreement among the Registrant and Churchill Capital Partners LLC +

10.1	Form of Letter Agreement between the Registrant and each of Churchill Capital Partners LLC, Thomas Baxter and, all of the directors and executive officers of the Registrant+

10.2	Amended and Restated Subscription Agreement, dated as of July 6, 2006, between Churchill Capital Partners LLC and the Registrant ++

10.3	Amended and Restated Subscription Agreement, dated as of July 6, 2006, between Thomas Baxter and the Registrant ++

10.4	Amended and Restated Subscription Agreement, dated as of July 6, 2006, between Shraga Brosh and the Registrant ++

10.5	Form of Investment Management Trust Agreement between JPMorgan Chase Bank, NA and Registrant *

10.6	Letter Agreement between Churchill Capital Partners LLC and the Registrant regarding administrative support **

10.7	Promissory Note, dated July 6, 2006 in the principal amount of $240,000 issued by the Registrant to Churchill Capital Partners LLC **

10.8	Form of Registration Rights Agreement among the Registrant and the existing Shareholders +

10.9	Form of Letter Agreement between the Registrant and Churchill Capital Partners LLC regarding repurchase and retirement of shares of common stock +++

10.10	Form of Stock Purchase Agreement entered into by and between the Registrant and each of Yair Segev and Mark Hirschhorn, dated as of February 29, 2008 (filed herewith)

10.11	Form of Restricted Stock Agreement entered into by and between the Registrant and each of Yair Segev and Mark Hirschhorn, dated as of February 29, 2008 (filed herewith)

14.1	Code of Ethics of Churchill Ventures Ltd. **

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (filed herewith)

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (filed herewith)

*	Previously filed in connection with amendment no. 6 to the Company’s registration statement on Form S-1 (File No. 333-135741) filed on February 28, 2007.
**	Previously filed in connection with the Company’s registration statement on Form S-1 (File No. 333- 135741) filed on July 13, 2006.
***	Previously filed in connection with amendment no. 3 to the Company’s registration statement on Form S-1 (File No. 333-135741) filed on November 7, 2006.
+	Previously filed in connection with amendment no. 5 to the Company’s registration statement on Form S-1 (File No. 333-135741) filed on February 12, 2007.
++	Previously filed in connection with amendment no. 2 to the Company’s registration statement on Form S-1 (File No. 333-135741) filed on October 6, 2006.
+++	Previously filed in connection with amendment no. 1 to the Company’s registration statement on Form S-1 (File No. 333-135741) filed on September 12, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL VENTURES LTD.

Date: March 18, 2008	/s/ Itzhak Fisher
Itzhak Fisher
Executive Chairman of Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Itzhak Fisher	Executive Chairman of Board of Directors	March 18, 2008
Itzhak Fisher

/s/ Christopher Bogart	Chief Executive Officer and Director	March 18, 2008
Christopher Bogart

/s/ Elizabeth O’Connell	Chief Financial Officer	March 18, 2008
Elizabeth O’Connell	(Principal Financial and Accounting Officer)

/s/ Shraga Brosh	Director	March 18, 2008
Shraga Brosh

/s/ Yair Segev	Director	March 18, 2008
Yair Segev

/s/ Mark Hirschhorn	Director	March 18, 2008
Mark Hirschhorn