Form 10-Q
period 2008-03-31
Churchill Ventures LTD
filed 2008-05-15
CIK 1367880

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2008

or

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

(914) 762-2553
(Registrant’s telephone number, including area code)

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

Yes [x]           No [  ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400 shares of common stock, par value $0.001 per share issued and outstanding as of May 9, 2008.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2008, 2007 and for the period
	from June 26, 2006 (date of inception) to March 31, 2008	4

	Unaudited Condensed Statements of Stockholders’ Equity for the period from	5
	June 26, 2006 (date of inception) to March 31, 2008

	Condensed Statements of Cash Flows for the three months ended March 31, 2008, 2007 and for the period from	6
	June 26, 2006 (date of inception) to March 31, 2008

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$917,215	$1,519,407
Cash held in trust available for operations and income taxes	650,198	312,368
Interest receivable (trust account)	232,527	435,364
Prepaid expenses	201,429	200,022
Total current assets	2,001,369	2,467,161
Cash held in trust account	108,984,240	108,303,244
Non-current asset	-	27,708
Deferred tax asset	419,464	293,552
TOTAL ASSETS	$111,405,073	$111,091,665

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$117,295	$216,189
Income taxes payable	304,314	312,368
Total current liabilities	421,609	528,557
Deferred underwriting discount	3,772,272	3,772,272
Total liabilities	4,193,881	4,300,829
Commitments and contingencies
Common stock, subject to possible conversion, 2,693,133 shares
at conversion value	21,490,637	21,490,637
Interest attributable to common stock, subject to possible
conversion (net of taxes of $240,138 and $173,260, respectively)	345,564	249,326
Stockholders’ equity
Preferred Stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value, 250,000,000 shares authorized,
16,597,400 shares issued and outstanding as of March 31, 2008 and December 31, 2007 (which includes 2,693,1333 shares subject
to possible conversion)	16,597	16,597
Additional paid-in capital	83,195,407	83,080,957
Earnings accumulated during the development stage	2,162,987	1,953,319
Total stockholders’ equity	85,374,991	85,050,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,405,073	$111,091,665

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Operations
(unaudited)

			For the period from
	For the three months ended	For the three months ended	June 26, 2006 (date of
	March 31, 2008	March 31, 2007	inception) to March 31, 2008

Formation and operating costs	$307,668	$14,120	$1,025,965
Net loss from operations	(307,668)	(14,120)	(1,025,965)
Other Income:
Interest income- Trust	815,988	385,383	5,218,109
Interest income- Other	9,504	2,363	54,914
Income before provision for income taxes	517,824	373,626	4,247,058
Provision for income taxes	(211,918)	(149,605)	(1,738,507)

Net income	$305,906	$224,021	$2,508,551
Maximum number of shares subject to
possible conversion:
Weighted average number of shares	2,693,133	769,467
Income per share amount-basic &
diluted	$0.04	$0.03
Weighted average number of shares not
subject to possible conversion:
Basic	13,904,267	6,837,859
Dilutive effect of warrants	3,955,589	1,122,849
Diluted	17,859,856	7,960,708
Net income per share
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity
For the period from June 26, 2006 to March 31, 2008

				(Loss)
				Earnings
				Accumulated
			Additional	in the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
June 26, 2006 (Inception) to March
31, 2008

Initial Capital from founding
stockholders for cash - July 6, 2006	3,250,000	$3,250	$13,000	$-	$16,250
Repurchase and retirement of
common stock - September 5, 2006	(125,000)	(125)	(500)	-	(625)
Net loss for the period June 26, 2006
(inception) to December 31, 2006	-	-	-	(1,000)	(1,000)

Balance, December 31, 2006	3,125,000	$3,125	$12,500	$(1,000)	$14,625

Sale of private placement warrants -
February 28, 2007	-	-	5,000,000	-	5,000,000
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
Accretion of trust fund relating to
common stock subject to possible
conversion for the three months
ended March 31, 2008 (net of taxes
of $66,878)	-	-	-	(96,238)	(96,238)
Transfer of common stock (deemed
compensation)			114,450		114,450
Net income for the three months
ended March 31, 2008	-	-	-	305,906	305,906
Balance, March 31, 2008
(Unaudited)	16,597,400	$16,597	$83,195,407	$2,162,987	$85,374,991

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(unaudited)

			For the period
			from June 26,
		For the three	2006 (date of
	For the three	months ended	inception) to
	months ended	March 31,	March 31,
	March 31, 2008	2007	2008
Cash flows from operating activities:
Net income	$305,906	$224,021	$2,508,161
Stock-based compensation	114,450	-	114,450
Deferred taxes	(125,912)	(6,915)	(419,464)
Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	26,301	(318,380)	(201,429)
Accounts payable and accrued expenses	(98,894)	54,292	117,295
Interest receivable	202,837	(384,708)	(232,527)
Income taxes payable	(8,054)	156,365	304,314
Net cash provided by (used in) operating activities	416,634	(275,325)	2,191,190

Cash flows from investing activities:
Cash held in trust account	(1,018,826)	(107,507,602)	(109,634,438)
Net cash (used in) investing activities	(1,018,826)	(107,507,602)	(109,634,438)

Cash flows from financing activities:
Proceeds from public offering - net	-	103,469,070	103,344,838
Net proceeds from the sale of stock to founding stockholders	-	-	16,250
Proceeds from note payable to affiliate	-	-	240,000
Repayment of note payable to affiliate	-	(240,000)	(240,000)
Deferred offering costs	-	163,186	-
Repurchase and retirement of common stock	-	-	(625)
Proceeds from private placement warrants	-	5,000,000	5,000,000
Net cash provided by financing activities	-	108,392,256	108,360,463

Net (decrease) increase in cash and cash equivalents for period	(602,192)	609,329	917,215

Cash and cash equivalents, beginning of period	1,519,407	91,439	-
Cash and cash equivalents, end of period	$917,215	$700,768	$917,215

Supplemental cash disclosure
Cash paid for income taxes	$345,884	$-	$1,853,657

Supplemental schedule of non-cash financing activities
Accrued offering costs	$-	$119,951	$-
Deferred underwriting discount	-	3,772,272	3,772,272
Common stock subject to possible conversion	-	21,490,637	21,490,637

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

Note 1 – Basis of Reporting

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the periods presented. The results of its operations for the period ended March 31, 2008 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual report of Churchill Ventures Ltd. on Form 10-K, (File Number 001-33327), filed with the SEC on March 18, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

Note 2 — Organization and Nature of Business Operations

     Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

     At March 31, 2008, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through March 31, 2008 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates.

     The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on March 1, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 5) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007 the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of $103,344,838 including deferred underwriting discount. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

     The Company intends to focus on identifying target businesses in the technology, media and telecom industries in the United States, Europe and Israel that may provide significant opportunities for growth.

     Upon closing of the Public Offering, the Over-Allotment Option Exercise by the underwriters, and the private placement proceeds, $107,506,928 was placed in a trust account to be held until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the dissolution of the Company. The amount placed in the trust account consisted of certain Public Offerings proceeds as well as $3.77 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. However, the underwriters have waived their rights to the deferred underwriting discount with respect to those units held by public stockholders who vote against an initial business combination and who exercise their conversion rights with respect to their shares. Interest (net of taxes) earned on assets held in the trust account will remain in the trust. However, up to $1.35 million of the interest earned on the trust account (net of taxes payable on such interest) may be released to the Company to cover a portion of the Company’s operating expenses.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company’s independent auditors have expressed uncertainty about the Company’s ability to continue as a going concern in their opinion on the Company’s fiscal 2007 financial statements.

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

     The Company’s statements of operations include a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($96,238 for the three months ended March 31, 2008) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

     At March 31, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

     The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating $419,464 as of March 31, 2008.

     The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes.

Recently adopted accounting pronouncements

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

  Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

  Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements are as follows:

	Fair Value	Fair Value Measurements at March 31, 2008
	as of	Using Fair Value Hierarchy
	March 31	Level 1	Level 2	Level 3
Cash and cash equivalents	$917,915	$917,915	-	-
Cash held in trust account	109,634,438	109,634,438	-	-
Total	$110,552,353	$110,552,353	-	-

As of March 31, 2008, the Company does not have any financial liabilities. No gains or losses resulting from the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 — Public Offering

     On March 6, 2007, the Company sold to the public 12,500,000 Units at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00, or at the holder’s option via “cashless” exercise, during the period commencing the later of the completion of a Business Combination with a target business or March 1, 2008 and expiring March 1, 2011, unless earlier redeemed. The warrants will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

     The Company has agreed to pay $7,500 a month in total for office space and general and administrative services to Churchill Capital, commencing on March 1, 2007 and terminating upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. Such fees amounted to $22,500, $7,500 and $97,500 during the three months ended March 31,2008 and 2007 and the period June 26, 2006 (date of inception) to March 31, 2008 respectively.

     On February 28, 2007, Churchill Capital purchased an aggregate of 5,000,000 warrants at a price of $1.00 per warrant from the Company. Churchill Capital has agreed that it will not sell or transfer these warrants until after the Company consummates a Business Combination. If the private placement was not conducted in compliance with applicable law, Churchill Capital may have the right to rescind its purchase of the sponsor warrants, which may require the Company to refund an aggregate $5,000,000 to Churchill Capital Partners LLC. Although Churchill Capital has waived its right, if any, to rescind the sponsor warrants purchase as a remedy to the Company’s failure to register these securities, the waiver may not be enforceable in light of the public policy underlying Federal and state securities laws.

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

Note 7 – Common Stock

     On February 29, 2008, a former director transferred 15,000 shares of common stock to new directors in connection with their appointment as directors. The Company has recorded a non-cash compensation charge and a related capital contribution of $114,450 as of March 31, 2008 related to this transaction.

Note 8 — Preferred Stock

     The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9 – Commitments and Contingencies

     The Company entered into an agreement with Banc of America Securities LLC, dated as of January 24, 2008, to serve as our financial advisor in connection with any proposed business combination. That agreement includes a minimum fee payable to Banc of America of $4 million upon the consummation of any business combination, with further fees payable for transactions above $500 million in value.

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

     The proceeds deposited in the trust account will not be released from the trust account until the earlier of (i) the completion of a business combination or (ii) our dissolution and implementation of a plan for the distribution of our assets except that there may be released to us from the trust account interest income earned on the trust account balance to pay any income taxes on such interest and up to $1.35 million of the interest earned on the trust account, which has been released to us to cover a portion of our operating expenses. Except with respect to such interest, unless and until a business combination is consummated, the proceeds held in the trust account will not be available for our use for any purpose, including expenses we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. These expenses may be paid prior to a business combination only from the proceeds of the offering and over-allotment option exercise not held in the trust account (initially $950,000) and $1.35 million of interest earned on the trust account, net of taxes, which has been released to the Company. If we have not consummated a business combination within 18 months after March 6, 2007, the date we consummated our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not yet been consummated within such 24-month period), we will promptly have to adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation.

     Through March 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, to identifying and evaluating prospective acquisition candidates, and to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the quarter ended March 31, 2008 and the period from June 26, 2006 (inception) to March 31, 2008, we earned approximately $825,492 and $5,273,023 in interest income of which approximately $592,965 and $5,040,496 was received and $232,527 was accrued. On June 5, 2007, the Company withdrew $1,250,000 of interest earned on the funds held in the trust account, on September 13, 2007, the Company withdrew a further $1,021,723 of interest earned on the funds held in the trust account, and on December 27, 2007, the company withdrew an additional $586,350. The Company used $1,853,957 of those withdrawn funds to pay income taxes due on the interest earned on the trust funds, and released the remaining part of those withdrawn funds to the Company as the $1.35 million of interest earned on the trust account, which has been released to the Company to cover a portion of its operating expenses.

     As of March 31, 2008, we had approximately $1,263,100 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

     For the quarter ended March 31, 2008 and the period from June 26, 2006 (inception) to March 31, 2008, we paid or incurred an aggregate of approximately $307,688 and $1,025,964, respectively, in expenses for the following purposes:

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

Recent Accounting Pronouncements

     In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on our results of operations or financial condition.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

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

     The Company’s statements of operations include a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($96,238 for the three months ended March 31, 2008) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

     At March 31, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

Item 4. Control and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHURCHILL VENTURES LTD.

Date: May 15, 2008	By:	/s/ Itzhak Fisher
Itzhak Fisher
Principal Executive Officer

Date: May 15, 2008	By:	/s/ Elizabeth O’Connell
Elizabeth O’Connell
Chief Financial Officer