Form 10-Q
period 2008-06-30
Churchill Ventures LTD
filed 2008-08-14
CIK 1367880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-33327

CHURCHILL VENTURES LTD.
(Exact name of registrant as specified in its charter)

Delaware	20-5113856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Revolutionary Road, Scarborough, New York	10510
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (914) 762-2553)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

        Yes ☒           No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400shares of common stock, par value $0.001 per share issued and outstanding as of August 14, 2008.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the six months ended June 30, 2008, 2007 and for the period from June 26, 2006 (date of inception) to June 30, 2008
		4

	Unaudited Condensed Statements of Stockholders’ Equity for the period from June 26, 2006 (date of inception) to June 30, 2008	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2008, 2007 and for the period from June 26, 2006 (date of inception) to June 30, 2008	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 5. Item 6.	Other Information Exhibits	18 19

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Churchill Ventures Ltd.

(a corporation in the development stage)

Condensed Balance Sheet

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,187,701	$ 1,519,407
Cash held in trust available for operations and income taxes	-	312,368
Interest receivable (trust account)	195,267	435,364
Prepaid expenses	147,628	200,022
Total current assets	1,530,596	2,467,161
Cash held in trust account	109,391,130	108,303,244
Non-current asset	-	27,708
Deferred tax asset	-	293,552
TOTAL ASSETS	$ 110,921,726	$ 111,091,665
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 359,382	$ 216,189
Income taxes payable	115,453	312,368
Total current liabilities	474,835	528,557

Deferred underwriting discount	3,772,272	3,772,272
Total liabilities	4,247,107	4,300,829

Commitments and contingencies
Common stock, subject to possible conversion, 2,693,133 shares at conversion value	21,490,637	21,490,637
Interest attributable to common stock, subject to possible conversion (net of	419,368	249,326
taxes of $291,425 and $173,260, respectively)

Stockholders' equity
Preferred Stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 16,597,400 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (which includes 2,693,133 shares subject to possible conversion)	16,597	16,597
Additional paid- in capital	83,195,407	83,080,957
Earnings accumulated during the development stage	1,552,610	1,953,319
Total stockholders' equity	84,764,614	85,050,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 110,921,726	$ 111,091,665

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period from June 26, 2006 (date of inception) to June 30, 2008

Formation and operating costs	$ 490,409	$ 142,685	$ 798,076	$ 156,805	$ 1,516,373
Net loss from operations	(490,409)	(142,685)	(798,076)	(156,805)	(1,516,373)
Other Income
Interest income- Trust	625,770	1,351,456	1,441,758	1,736,839	5,843,879
Interest income- Other	3,669	10,675	13,172	13,038	58,582
Income before provision for income taxes	139,030	1,219,446	656,854	1,593,072	4,386,088
Provision for income taxes	(675,603)	(503,145)	(887,521)	(652,750)	(2,414,110)
Net (loss) or income	($536,573)	$ 716,301	($230,667)	$ 940,322	$ 1,971,978
Maximum number of shares outstanding subject to possible conversion:
Weighted average number of shares	2,693,133	2,693,133	2,693,133	1,731,300
Income per share amount-basic & diluted	$ 0.03	$ -	$ 0.06	$ -

Weighted average shares outstanding not subject to possible conversion:
Basic and Diluted	13,904,267	13,904,267	13,904,267	10,390,583
Pro Forma Diluted effect of warrants	-	3,798,566	-	2,419,285
Pro Forma Diluted	13,904,267	17,702,833	13,904,267	12,809,868
Net income per share
Basic and Diluted	$ (0.04)	$ 0.05	$ (0.03)	$ 0.09
Pro Forma Diluted	$ (0.04)	$ 0.04	$ (0.03)	$ 0.07

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.

(a corporation in the development stage)

Condensed Statements of Stockholders’ Equity

For the period from June 26, 2006 to June 30, 2008

				(Loss)
				Earnings
				Accumulated
			Additional	in the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
June 26, 2006 (Inception) to June 30, 2008

Initial Capital from founding stockholders for cash - July 6, 2006	3,250,000	$ 3,250	$ 13,000	$ -	$ 16,250
Repurchase and retirement of common stock - September 5, 2006	(125,000)	(125)	(500)	-	(625)
Net loss for the period June 26, 2006 (inception) to December 31, 2006	-	-	-	(1,000)	(1,000)

Balance, December 31, 2006	3,125,000	$ 3,125	$ 12,500	$ (1,000)	$ 14,625

Sale of private placement warrants - February 28, 2007	-	-	5,000,000	-	5,000,000
Sale of 13,472,400 units at $8.00 per unit, net of underwriter's discount and offering expenses (including 2,693,133 shares subject to possible conversion) - March 9, 2007	13,472,400	13,472	99,559,094	-	99,572,566
Net proceeds subject to possible conversion of 2,693,133 shares	-	-	(21,490,637)	-	(21,490,637)
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $173,260)				(249,326)	(249,326)
Net income for the year ended December 31, 2007	-	-	-	2,203,645	2,203,645

Balance, December 31, 2007	16,597,400	$ 16,597	$ 83,080,957	$ 1,953,319	$ 85,050,873
Accretion of trust fund relating to common stock subject to possible conversion for the six months ended June 30, 2008 (net of taxes of $118,165)				(170,042)	(170,042)
Transfer of Common Stock (deemed compensation)			114,450		114,450
Net loss for the six months ended June 30, 2008				(230,667)	(230,667)
Balance, June 30, 2008 (unaudited)	16,597,400	$ 16,597	$ 83,195,407	$ 1,552,610	$ 84,764,614

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007	For the period from June 26, 2006 (date of inception) to June 30, 2008
Cash flows from operating activities:
Net (loss) or income	$(230,667)	$940,322	$1,971,978
Stock Based Compensation	114,450		114,450
Deferred taxes	293,552	(64,700)	–
Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	80,102	(284,628)	(147,628)
Accounts payable and accrued expenses	143,193	10,498	359,382
Interest receivable	240,097	(444,439)	(195,267)
Income taxes payable	(196,915)	234,922	115,453
Advance		14,492
Net cash provided by operating activities	443,812	406,467	2,218,368
Cash flows from investing activities:
Cash held in trust account	(775,518)	(107,549,327)	(109,391,130)
Net cash (used in) investing activities	(775,518)	(107,549,327)	(109,391,130)

Cash flows from financing activities:
Proceeds from public offering - net	–	103,477,612	103,344,838
Net proceeds from the sale of stock to founding stockholders	–	–	16,250
Proceeds from note payable to affiliate	–	–	240,000
Repayment of note payable to affiliate	–	(240,000)	(240,000)
Deferred offering costs	–	163,186	–
Repurchase and retirement of common stock	–	–	(625)
Proceeds from private placement warrants	–	5,000,000	5,000,000
Net cash provided by financing activities	–	108,400,798	108,360,463
Net increase (decrease) in cash and cash equivalents for period	(331,706)	1,257,938	1,187,701
Cash and cash equivalents, beginning of period	1,519,407	91,439	–
Cash and cash equivalents, end of period	$1,187,701	$1,349,377	$1,187,701

Supplemental cash disclosure
Cash paid for income taxes	$790,884	$482,528	$2,298,657
Supplemental schedule of non-cash financing activities
Accrued offering costs	$–	$152,351	$–
Deferred underwriting discount	–	3,772,272	3,772,272
Common stock subject to possible conversion	–	21,490,637	21,490,637

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(unaudited)

Note 1 — Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the periods presented. The results of its operations for the period ended June 30, 2008 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual report of Churchill Ventures Ltd. on Form 10-K, (File Number 001-33327), filed with the SEC on March 18, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

Note 2 — Organization and Nature of Business Operations

Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

At June 30, 2008, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through June 30, 2008 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates.

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

Upon closing of the Public Offering, the Over-Allotment Option Exercise by the underwriters, and the private placement proceeds, $107,506,928 was placed in a trust account to be held until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the dissolution of the Company. The amount placed in the trust account consisted of certain Public Offerings proceeds as well as $3.77 million of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. However, the underwriters have waived their rights to the deferred underwriting discount with respect to those units held by public stockholders who vote against an initial business combination and who exercise their conversion rights with respect to their shares. Interest (net of income taxes) earned on assets held in the trust account will remain in the trust. However, up to $1.35 million of the interest earned on the trust account (net of income taxes payable on such interest) may be released to the Company to cover a portion of the Company's operating expenses.

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

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not effect a Business Combination within 18 months after consummation of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the Business Combination has not yet been consummated within such 24 month period). In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

The Company has satisfied the conditions in its Certificate of Incorporation to extend the date by which it must effect a Business Combination until 24 months after the consummation of the Public Offering.

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

Note 3 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents, when purchased.

Net Income per Common Share

Basic net income per share is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued by the Company in the Public Offering and private placement are contingently exercisable upon consummation of business combination. Hence these are presented in the pro forma diluted earnings per share. Pro forma diluted net income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earnings per share subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($73,804 and $170,042 for the three and six months ended June 30, 2008, respectively) by the weighted average number of shares subject to possible conversion. Per share amounts for the shares outstanding not subject to possible conversion are calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At June 30, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $617,694 as of June 30, 2008. The Company believes that it is not more likely than not it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset. The valuation allowance increased $617,694 during the three and six months ended June 30, 2008, which includes establishing a valuation allowance against deferred tax assets of March 31, 2008 and December 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No.157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an assets or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements are as follows:

	Fair Value as of June 30	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$1,187,701	$1,187,701	-	-
Cash held in trust account	109,391,130	109,391,130	-	-
Total	$110,578,831	$110,578,831	-	-

As of June 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting for the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

The Company has agreed to pay $7,500 a month in total for office space and general and administrative services to Churchill Capital, commencing on March 1, 2007 and terminating upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. Such fees amounted $45,000, $30,000 and $120,000 during the six months ended June 30, 2008 and 2007 and the period June 26, 2006 (date of inception) to June 30, 2008, respectively.

On February 28, 2007, Churchill Capital purchased an aggregate of 5,000,000 warrants at a price of $1.00 per warrant from the Company. Churchill Capital has agreed that it will not sell or transfer these warrants until after the Company consummates a Business Combination. If the private placement was not conducted in compliance with applicable law, Churchill Capital may have the right to rescind its purchase of the sponsor warrants, which may require the Company to refund an aggregate $5,000,000 to Churchill Capital Partners LLC. Although Churchill Capital has waived its right, if any, to rescind the sponsor warrants purchase as a remedy to Company’s failure to register these securities, the waiver may not be enforceable in light of the public policy underlying Federal and state securities laws.

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

Note 7 — Common Stock

On February 29, 2008, a former director transferred 15,000 shares of common stock to new directors in connection with their appointment as directors. The Company has recorded a non-cash compensation charge and a related capital contribution of $114,450 during the period ended June 30, 2008 related to this transaction.

Note 8 — Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9 — Commitments and Contingencies

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

The proceeds deposited in the trust account will not be released from the trust account until the earlier of (i) the completion of a business combination or (ii) our dissolution and implementation of a plan for the distribution of our assets except that there may be released to us from the trust account interest income earned on the trust account balance to pay any income taxes on such interest and up to $1.35 million of the interest earned on the trust account, which has been released to us to cover a portion of our operating expenses. Except with respect to such interest, unless and until a business combination is consummated, the proceeds held in the trust account will not be available for our use for any purpose, including expenses we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. These expenses may be paid prior to a business combination only from the proceeds of the offering and over-allotment option exercise not held in the trust account (initially $950,000) and $1.35 million of interest earned on the trust account, net of income taxes, which has been released to the Company. If we have not consummated a business combination within 18 months after March 6, 2007, the date we consummated our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not yet been consummated within such 24-month period), we will promptly have to adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation. We have satisfied the conditions in our Certificate of Incorporation to extend the date by which we must effect a business combination until 24 months after the consummation of our initial public offering.

Through June 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, to identifying and evaluating prospective acquisition candidates, and to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the quarter and six months ended June 30, 2008 and the period from June 26, 2006 (inception) to June 30, 2008, we earned approximately $629,439, $1,454,930 and $5,902,461 in interest income of which approximately $434,172, $1,259,663 and $5,707,194 was received and $195,267 was accrued. On June 5, 2007, the Company withdrew $1,250,000 of interest earned on the funds held in the trust account, on September 13, 2007, the Company withdrew $1,021,723 of interest earned on the funds held in the trust account, on December 27, 2007 the company withdrew a further $586,350, and on June 16, 2008, the company withdrew an additional $1,021,909. The Company used $2,298,957 of those withdrawn funds to pay income taxes due on the interest earned on the trust funds, and released the remaining part of those withdrawn funds to the Company as the $1.35 million of interest earned on the trust account, which has been released to the Company to cover a portion of its operating expenses.

As of June 30, 2008, we had approximately $1,072,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters including accounts payable and accrued expenses. The Company is presently accounting for its payments of Delaware franchise tax as charges to operations and is not withdrawing them from the corpus of the trust account. However, it is the Company's view that Delaware franchise tax may be a tax properly chargeable to the trust corpus. Should such a conclusion be reached by the Company, past and future payments of Delaware franchise tax may be charged against the trust corpus. From inception to date, the Company has paid $231,025 in Delaware franchise tax.

For the six months ended June 30, 2008 and the period from June 26, 2006 (inception) to June 30, 2008, we paid or incurred an aggregate of approximately $798,076 and $1,516,373, respectively, in expenses for the following purposes:

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

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

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

Earnings per common share

Basic net income per share is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants issued by the Company in the Public Offering and private placement are contingently exercisable upon consummation of business combination. Hence these are presented in the pro forma diluted earnings per share. Pro forma diluted net income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earnings per share subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($73,804 and $170,042 for the three and six months ended June 30, 2008, respectively) by the weighted average number of shares subject to possible conversion. Per share amounts for the shares outstanding not subject to possible conversion are calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At June 30, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering and private placement held in the trust fund may be invested by the trustee only in high credit quality investments having maturities of one hundred and eighty days or less.

Item 4.	Control and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 5.	Other Information

On August 14, 2008, the Company announced that it had satisfied the conditions in its Certificate of Incorporation to extend the date by which it must effect a business combination until 24 months after the consummation of its initial public offering, which occurred on March 6, 2007.  The press release is included as Exhibit 99.1 hereto.

18

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL VENTURES LTD.

Date: August 14, 2008	By:	/s/ Itzhak Fisher
Itzhak Fisher
Principal Executive Officer

Date: August 14, 2008	By:	/s/ Elizabeth O’Connell
Elizabeth O’Connell
Chief Financial Officer