Form 10-Q
period 2008-09-30
Churchill Ventures LTD
filed 2008-11-12
CIK 1367880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑           No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 16,597,400 shares of common stock, par value $0.001 per share issued and outstanding as of November 12, 2008.

CHURCHILL VENTURES LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008, 2007 and for the period from June 26, 2006 (date of inception) to September 30, 2008	4

	Unaudited Condensed Statements of Stockholders’ Equity for the period from June 26, 2006 (date of inception) to September 30, 2008	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008, 2007 and for the period from June 26, 2006 (date of inception) to September 30, 2008	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6.	Exhibits	19

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Balance Sheet

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$569,474	$1,519,407
Cash held in trust available for operations and taxes	264,588	312,368
Interest receivable (trust account)	224,168	435,364
Prepaid expenses	93,827	200,022
Total current assets	1,152,057	2,467,161
Cash held in trust account	109,463,940	108,303,244
Non-current asset	-	27,708
Deferred tax asset	-	293,552
TOTAL ASSETS	$110,615,997	$111,091,665
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$564,901	$216,189
Income taxes payable	588	312,368
Total current liabilities	565,489	528,557

Deferred underwriting discount	3,772,272	3,772,272
Total liabilities	4,337,761	4,300,829

Commitments and contingencies
Common stock, subject to possible conversion, 2,693,133 shares at conversion value	21,490,637	21,490,637
Interest attributable to common stock, subject to possible conversion (net of taxes of $342,719 and $173,260, respectively)	493,181	249,326

Stockholders' equity
Preferred Stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 16,597,400 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (which includes 2,693,133 shares subject to possible conversion)	16,597	16,597
Additional paid- in capital	83,195,407	83,080,957
Earnings accumulated during the development stage	1,082,414	1,953,319
Total stockholders' equity	84,294,418	85,050,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,615,997	$111,091,665

The accompanying notes are an integral part of these financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Operations
(unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from June 26, 2006 (date of inception) to September 30, 2008

Formation and operating costs	$765,135	$154,328	$1,563,211	$311,133	$2,281,508
Net loss from operations	(765,135)	(154,328)	(1,563,211)	(311,133)	(2,281,508)
Other Income
Interest income- Trust	625,846	1,400,813	2,067,604	3,137,650	6,469,725
Interest income- Other	3,041	15,837	16,213	28,877	61,623
Income before provision for income taxes	(136,248)	1,262,322	520,606	2,855,394	4,249,840
Provision for income taxes	(260,135)	(517,962)	(1,147,656)	(1,170,712)	(2,674,245)
Net (loss) or income	$(396,383)	$744,360	$(627,050)	$1,684,682	$1,575,595
Maximum number of shares outstanding subject to possible conversion:
Weighted average number of shares	2,693,133	2,693,133	2,693,133	2,111,100
Income per share amount-basic & diluted	$0.03	$0.04	$0.09	$0.05

Weighted average shares outstanding not subject to possible conversion:
Basic and Diluted	13,904,267	13,904,267	13,904,267	11,574,682
Pro Forma Diluted effect of warrants	-	3,946,266	-	2,939,825
Pro Forma Diluted	13,904,267	17,850,533	13,904,267	14,514,507
Net income per share
Basic and Diluted	$(0.03)	$0.05	$(0.06)	$0.14
Pro Forma Diluted	$(0.03)	$0.04	$(0.06)	$0.11

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity
For the period from June 26, 2006 to September 30, 2008

				(Loss)
				Earnings
				Accumulated
			Additional	in the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
June 26, 2006 (Inception) to September 30, 2008

Initial Capital from founding stockholders for cash - July 6, 2006	3,250,000	$3,250	$13,000	$-	$16,250
Repurchase and retirement of common stock - September 5, 2006	(125,000)	(125)	(500)	-	(625)
Net loss for the period June 26, 2006 (inception) to December 31, 2006	-	-	-	(1,000)	(1,000)

Balance, December 31, 2006	3,125,000	3,125	12,500	(1,000)	14,625

Sale of private placement warrants - February 28, 2007	-	-	5,000,000	-	5,000,000
Sale of 13,472,400 units at $8.00 per unit, net of underwriter's discount and offering expenses (including 2,693,133 shares subject to possible conversion) - March 9, 2007	13,472,400	13,472	99,559,094	-	99,572,566
Net proceeds subject to possible conversion of 2,693,133 shares	-	-	(21,490,637)	-	(21,490,637)
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $173,260)				(249,326)	(249,326)
Net income for the year ended December 31, 2007	-	-	-	2,203,645	2,203,645

Balance, December 31, 2007	16,597,400	16,597	83,080,957	1,953,319	85,050,873
Accretion of trust fund relating to common stock subject to possible conversion for the nine months ended September 30, 2008 (net of taxes of $169,459)				(243,855)	(243,855)
Transfer of Common Stock (deemed compensation)			114,450		114,450
Net loss for the nine months ended September 30, 2008				(627,050)	(627,050)
Balance, September 30, 2008 (unaudited)	16,597,400	$16,597	$83,195,407	$1,082,414	$84,294,418

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	For the period from June 26, 2006 (date of inception) to September 30, 2008
Cash flows from operating activities:
Net (loss) or income	$(627,050)	$1,684,682	$1,575,595
Stock Based Compensation	114,450		114,450
Deferred taxes	293,552	(127,565)	-
Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	133,903	(236,286)	(93,827)
Accounts payable and accrued expenses	348,711	-	564,901
Interest receivable	211,196	(461,758)	(224,168)
Income taxes payable	(311,780)	330,203	588
Net cash provided by operating activities	162,982	1,189,276	1,937,539
Cash flows from investing activities:
Cash held in trust account	(1,112,915)	(107,911,098)	(109,728,528)
Net cash (used in) investing activities	(1,112,915)	(107,911,098)	(109,728,528)

Cash flows from financing activities:
Proceeds from public offering - net	-	103,344,838	103,344,838
Net proceeds from the sale of stock to founding stockholders	-	-	16,250
Proceeds from note payable to affiliate	-	-	240,000
Repayment of note payable to affiliate	-	(240,000)	(240,000)
Deferred offering costs	-	163,186	-
Repurchase and retirement of common stock	-	-	(625)
Proceeds from private placement warrants	-	5,000,000	5,000,000
Net cash provided by financing activities	-	108,268,024	108,360,463
Net increase (decrease) in cash and cash equivalents for period	(949,933)	1,546,202	569,474
Cash and cash equivalents, beginning of period	1,519,407	91,439	-
Cash and cash equivalents, end of period	$569,474	$1,637,641	$569,474

Supplemental cash disclosure
Cash paid for income taxes	$1,165,884	$968,073	$2,673,957
Supplemental schedule of non-cash financing activities
Accrued offering costs	$-	$-	$-
Deferred underwriting discount	-	3,772,272	3,772,272
Common stock subject to possible conversion	-	21,490,637	21,490,637

The accompanying notes are an integral part of these condensed financial statements.

Churchill Ventures Ltd.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

Note 1 — Basis of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of Churchill Ventures Ltd. and the results of its operations and cash flows for the periods presented. The results of its operations for the period ended September 30, 2008 is not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the period ended December 31, 2007 included in the Annual report of Churchill Ventures Ltd. on Form 10-K (File Number 001-33327), filed with the SEC on March 18, 2008. The Condensed Balance Sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

Note 2 — Organization and Nature of Business Operations

Churchill Ventures Ltd. (the “Company”) is a blank check company incorporated on June 26, 2006 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries.

At September 30, 2008, the Company had not commenced any operations. All activity from June 26, 2006 (inception) through September 30, 2008 relates to the Company’s formation and initial public offering (the “Offering”) described below, and activities relating to identifying and evaluating prospective acquisition candidates.

The registration statement for the Company’s initial public offering (which is further described in Note 4) (the “Public Offering”) was declared effective on March 1, 2007. On February 28, 2007, the Company completed a private placement for warrants (which are further described in Note 5) (the “Private Placement”) and received proceeds of $5,000,000. The Company consummated the Public Offering on March 6, 2007. In addition, on March 6, 2007, the underwriters for the Public Offering exercised the over-allotment option (the “Over-Allotment Option Exercise”), which closed on March 9, 2007. The combined Public Offering and Over-Allotment Option Exercise generated net proceeds of $103,344,838. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with an operating business in the communications, media or technology industries. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s net assets (all of the Company’s assets, including the funds held in the trust account excluding deferred underwriting discount from the Public Offering and Over-Allotment Option Exercise of $3.77 million).

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

The Company will seek stockholder approval before it will effect any Business Combination. In connection with the stockholder vote required to approve any Business Combination, the Company’s existing stockholders including all of the Company’s officers, directors and advisors have agreed to vote the shares of common stock then-owned by them in accordance with the majority of the shares of common stock voted by the Public Stockholders, defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Offering exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 18 months has not yet passed since closing of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and a Business Combination has not yet been consummated within such 24 month period), the Company may combine with another target business meeting the fair market value criterion described above.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account including the deferred underwriter’s discount, and including any interest earned on their portion of the trust account, excluding $1.35 million of the interest earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses and net of taxes payable on such interest. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any taxes payable, plus any remaining net assets if the Company does not effect a Business Combination within 18 months after consummation of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and a Business Combination has not yet been consummated within such 24 month period). In the event of dissolution, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

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

The Company’s statement of operations includes a presentation of earnings per share subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($73,813 and $243,855 for the three and nine months ended September 30, 2008, respectively) by the weighted average number of shares subject to possible conversion. Per share amounts for the shares outstanding not subject to possible conversion are calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At September 30, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

The Company recorded a deferred income tax asset for the tax effect of start-up and organization costs, aggregating approximately $934,599 as of September 30, 2008. The Company believes that it is not more likely than not it will be able to realize this deferred tax asset in the future and, therefore, it has provided a valuation allowance against this deferred tax asset. The valuation allowance increased $316,905 during the three months ended and $934,599 for the nine months ended September 30, 2008.

The effective tax rate differs from the statutory rate of 35% due to the provision for state taxes and the change in the valuation allowance in 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No.157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an assets or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP amended FASB Statement No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements are as follows:

	Fair Value as of September 30	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$569,474	$569,474	-	-
Cash held in trust account	109,728,528	109,728,528	-	-
Total	$110,298,002	$110,298,002	-	-

As of September 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting for the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

The Company has agreed to pay $7,500 a month in total for office space and general and administrative services to Churchill Capital, commencing on March 1, 2007 and terminating upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. Such fees amounted $67,500, $52,500, and $142,500 during the nine months ended September 30, 2008 and 2007 and the period June 26, 2006 (date of inception) to September 30, 2008, respectively.

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

Note 7 — Common Stock

On February 29, 2008, a former director transferred 15,000 shares of common stock to new directors in connection with their appointment as directors. The Company has recorded a non-cash compensation charge and a related capital contribution of $114,450 during the period ended September 30, 2008 related to this transaction.

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

The proceeds deposited in the trust account will not be released from the trust account until the earlier of (i) the completion of a business combination or (ii) our dissolution and implementation of a plan for the distribution of our assets except that there may be released to us from the trust account interest income earned on the trust account balance to pay taxes and up to $1.35 million of the interest earned on the trust account, which has been released to us to cover a portion of our operating expenses. Except with respect to such interest, unless and until a business combination is consummated, the proceeds held in the trust account will not be available for our use for any purpose, including expenses we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. These expenses may be paid prior to a business combination only from the proceeds of the offering and over-allotment option exercise not held in the trust account (initially $950,000) and $1.35 million of interest earned on the trust account, net of taxes, which has been released to the Company. If we have not consummated a business combination within 18 months after March 6, 2007, the date we consummated our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle, or definitive agreement has been executed within 18 months after consummation of our initial public offering and our business combination has not yet been consummated within such 24-month period), we will promptly have to adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation. We have satisfied the conditions in our Certificate of Incorporation to extend the date by which we must effect a business combination until 24 months after the consummation of our initial public offering.

Through September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering, to identifying and evaluating prospective acquisition candidates, and to general corporate matters. We have neither engaged in any operation nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the quarter and nine months ended September 30, 2008 and the period from June 26, 2006 (inception) to September 30, 2008, we earned approximately $628,887, $2,083,817, and $6,531,348 in interest income of which approximately $404,719, $1,859,649 and $6,307,180 was received and $224,168 was accrued. On June 5, 2007, the Company withdrew $1,250,000 of interest earned on the funds held in the trust account, on September 13, 2007, the Company withdrew $1,021,723 of interest earned on the funds held in the trust account, on December 27, 2007 the Company withdrew a further $586,350, on June 16, 2008, the company withdrew an additional $1,021,909, and on September 16, 2008, the Company withdrew an additional $143,975. After the close of the quarter, on October 28, 2008, the Company withdrew a further $330,000. The Company used $66,000 of those withdrawn funds to pay taxes due, and released the remaining part of those withdrawn funds to the Company as the $1.35 million of interest earned on the trust account, which has been released to the Company to cover a portion of its operating expenses.

As of September 30, 2008, we had approximately $834,062 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters including accounts payable and accrued expenses. In its Form 10-Q for the quarter ended June 30, 2008, the Company indicated that it was considering the question of whether Delaware franchise tax is a tax properly chargeable to the trust corpus. Since that time, the Company has reached the conclusion that Delaware franchise tax may indeed be charged to the trust corpus pursuant to the language and intent of the Company’s governing documents. The Company has therefore included in its withdrawals from the funds held in the trust account described in the preceding paragraph an amount of $330,000, representing Delaware franchise tax for 2007 and 2008.

For the nine months ended September 30, 2008 and the period from June 26, 2006 (inception) to September 30, 2008, we paid or incurred an aggregate of approximately $1,563,211 and $2,281,508, respectively, in expenses for the following purposes:

-	premiums associated with our directors and officers liability insurance;

-	expenses for due diligence and investigation of prospective target businesses;

-	Delaware franchise taxes

-	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

-	miscellaneous expenses.

We believe that the funds available to us outside of the trust account and the balance of interest anticipated to be earned on the trust to be released to us will be sufficient to allow us to operate until March 2009, assuming that a business combination is not consummated during that time. Over this period, we anticipate incurring expenses for the following purposes:

-	payment of premiums associated with our directors and officers insurance;

-	due diligence and investigation of prospective target businesses;

-	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

-	structuring and negotiating a business combination, including the making of a down payment or the payment for exclusivity or similar fees and expense; and

-	other miscellaneous expenses.

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

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS No. 160 will have on our results of operations or financial condition.

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

The Company’s statement of operations includes a presentation of earnings per share subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($73,813 and $243,855 for the three and nine months ended September 30, 2008, respectively) by the weighted average number of shares subject to possible conversion. Per share amounts for the shares outstanding not subject to possible conversion are calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At September 30, 2008, the Company had outstanding warrants to purchase 18,472,400 shares of common stock.

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

Item 4. Control and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive and our Chief Financial Officers, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHURCHILL VENTURES LTD.

Date: November 12 , 2008	By:	/s/ Itzhak Fisher
Itzhak Fisher
Principal Executive Officer

Date: November 12, 2008	By:	/s/ Elizabeth O’Connell
Elizabeth O’Connell
Chief Financial Officer